Form 10-Q
period 2016-09-30
Caro Holdings Inc.
filed 2016-11-10
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines	1230
(Address of principal executive offices)	(Zip Code)

+632 893-8909

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,500,000 common shares issued and outstanding as of November 10, 2016

CARO HOLDINGS INC.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.
Balance Sheets

	September 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$172	$18,000
Total Current Assets	172	18,000

TOTAL ASSETS	$172	$18,000

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$316	$6,000
Due to related party	-	1,075
Total Current Liabilities	316	7,075

TOTAL LIABILITIES	316	7,075

SHAREHOLDERS' EQUITY
Preferred stock: 75,000,000 authorized; $0.00001 par value No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 4,500,000 shares issued and outstanding	45	45
Additional paid in capital	17,955	17,955
Accumulated deficit	(18,144)	(7,075)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(144)	10,925

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$172	$18,000

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.
Statements of Operations
(Unaudited)
	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2016	2016

OPERATING EXPENSES
General and administrative	$6,010	$11,069
TOTAL OPERATING EXPENSES	6,010	11,069

NET LOSS	(6,010)	(11,069)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	4,500,000	4,500,000

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.
Statement of Cash Flows
(Unaudited)
Six Months Ended
September 30,
2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,684)
Due to related party	(1,075)
Net cash used in Operating Activities	(17,828)

Net decrease in cash and cash equivalents	(17,828)
Cash and cash equivalents, beginning of period	18,000
Cash and cash equivalents, end of period	$172

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the "Company") was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers. Our subscription box will be a pair of socks that will be sent directly to a customer on a recurring basis. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests.

The Company has elected March 31 as its year end.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying unaudited interim financial statements, the Company has an accumulated deficit of $18,144, and a net loss of $11,069 for the six months ended September 30, 2016. The Company has not generated any revenues and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4– INCOME TAXES

For the six month period ended September 30, 2016, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2016, the Company had $18,144 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2036. The provision for income taxes consisted of the following components for the year ended September 30, 2016:

The components of the Company's deferred taxes assets are as follows:

September 30, 2016

Deferred tax assets	6,169
Less: valuation allowance	(6,169)
Deferred tax assets, net	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34%
Increase in valuation allowance	(34)%
Effective income tax rate	0.0%

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2016, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $1,075 on behalf of the Company for the business operation purpose. During the six months ended September 30, 2016, the Company repaid the related party balance of $1,075. As of September 30, 2016, there was $0 due to this related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Caro Holdings Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on March 29, 2016. We plan to develop a subscription box business with our initial focus on offering sock subscriptions to our customers.

Our business and corporate address is 28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines 1230. Our telephone number is +632 893-0909 and our registered agent for service of process is Resident Agents of Nevada Inc. 711 S Carson Street, Suite 4, Carson City, NV, 89701.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are a small early stage company with a business plan of developing a subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box will be a package of a pair of socks that will be sent directly to a customer on a recurring basis. For example, a potential subscriber will subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests. Currently we do not have any customers.  Our website is www.caroholdings.com.

To date, our activities have been limited to the sourcing of our advertising channels, initial branding efforts, our formation, and in the raising of equity capital.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.	The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

4.	The date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

We have not earned any revenues from our inception on March 29, 2016 through September 30, 2016.

Three and Six months ended September 30, 2016.

	Three months ended September 30, 2016	Six months ended September 30, 2016
Revenue	$0	$0
Operating expenses	$6,010	$11,069
Loss from operations	$(6,010)	$(11,069)
Net loss	$(6,010)	$(11,069)

Operating expenses for the six months ended September 30, 2016 consisted of bank charges, filing fees, audit and accounting fees, legal fees, and rent expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2016 and March 31, 2016, respectively.

Working Capital

	As at September 30, 2016	As at March 31, 2016
Total current assets	$172	$18,000
Total current liabilities	$316	$7,075
Working capital (deficit)	$(144)	$10,925

Cash Flows

	Six Months ended September 30, 2016	From Inception (March 29, 2016) to March 31, 2016
Net cash used in operating activities	$(17,828)	$	Nil
Net cash used in investing activities	$0	$	Nil
Net cash provided by financing activities	$0		$18,000
Increase (Decrease) in cash	$(17,828)		$18,000

We had cash and cash equivalents of $172 as of September 30, 2016 compared to cash and cash equivalents of $18,000 as of March 31, 2016. We had a working capital deficit of $144 as of September 30, 2016 compared to working capital of $10,925 as of March 31, 2016.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2016, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities during the six months ended September 30, 2016 was $17,828, compared to $0 net cash used in operating activities during the period from inception to March 31, 2016. The increase in cash used in operating activities was due to net loss of $11,069, a decrease in accounts payable of $5,684, and a decrease in due to related party of $1,075.

Investing Activities

Net cash used in investing activities during the six months ended September 30, 2016 was $0, compared to $0 net cash used in investing activities outflow during the period from inception to March 31, 2016.

Financing Activities

Cash provided by financing activities during the six months ended September 30, 2016 was $0 as compared to $18,000 in cash provided by financing activities during the period from inception to March 31, 2016.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

We estimate that we will require approximately $18,000, or approximately $1,500 per month, to continue as a going concern in the foreseeable future. The financial statements included in this Prospectus do not include any adjustments that might result from the uncertainty about our ability to continue in business. If we continue to sustain losses and lack sufficient capital, we may have to curtail operations and you could lose your investment.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Other than the sale of up to 18,500,000 shares of our common stock registered under our registration statement on Form S-1, filed on June 27, 2016, as amended, we presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America ("US GAAP").

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid short-term deposits which are unrestricted as to withdrawal and use, and which have maturities of three months or less when purchased.

Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures", defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

Our Company's financial instruments include cash and cash equivalents and accrued liabilities. It is management's opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Management believes it is not practical to determine the fair value of accounts payable and accrued liabilities, and note payable to related parties and lease and management arrangement with related parties, if any, because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share.

Income Taxes

Income tax expense is based on reported income before income taxes. Our company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on June 27, 2016)

3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-2 filed on June 27, 2016)

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: November 10, 2016	By:	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

