Form 10-Q
period 2016-12-31
Caro Holdings Inc.
filed 2017-02-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines	1230
(Address of principal executive offices)	(Zip Code)

(632) 893-8909
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

4,500,000 common shares issued and outstanding as of February 14, 2017

CARO HOLDINGS INC.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended December 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$135	$18,000
Total Current Assets	135	18,000

TOTAL ASSETS	$135	$18,000

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,124	$6,000
Due to related party	-	1,075
Total Current Liabilities	4,124	7,075

TOTAL LIABILITIES	4,124	7,075

SHAREHOLDERS' EQUITY
Preferred stock: 75,000,000 authorized; $0.00001 par value, no shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value, 4,500,000 shares issued and outstanding	45	45
Additional paid in capital	17,955	17,955
Accumulated deficit	(21,989)	(7,075)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(3,989)	10,925

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$135	$18,000

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2016	2016

OPERATING EXPENSES
General and administrative	$3,845	$14,914
TOTAL OPERATING EXPENSES	3,845	14,914

NET LOSS	(3,845)	(14,914)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	4,500,000	4,500,000

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,876)
Due to related party	(1,075)
Net cash used in Operating Activities	(17,865)

Net decrease in cash and cash equivalents	(17,865)
Cash and cash equivalents, beginning of period	18,000
Cash and cash equivalents, end of period	$135

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the "Company") was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers. Our subscription box will be a package of socks that will be sent directly to a customer on a recurring basis. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying unaudited interim financial statements, the Company has an accumulated deficit of $21,989, and a net loss of $14,914 for the nine months ended December 31, 2016. The Company has not generated any revenues and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4 – INCOME TAXES

For the nine month period ended December 31, 2016, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2016, the Company had $21,989 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2036. The provision for income taxes consisted of the following components for the period ended December 31, 2016:

The components of the Company's deferred taxes assets are as follows:

December 31, 2016

Deferred tax assets	7,476
Less: valuation allowance	(7,476)
Deferred tax assets, net	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34%
Increase in valuation allowance	(34)%
Effective income tax rate	0.0%

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2016, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $1,075 on behalf of the Company for the business operation purpose. During the nine months ended December 31, 2016, the Company repaid the related party balance of $1,075. As of December 31, 2016, there was $0 due to this related party.

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

Our Current Business

We are a small early stage company with a business plan of developing a subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box will be a package of a pair of socks that will be sent directly to a customer on a recurring basis. For example, a potential subscriber will subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests. Currently we do not have any customers

To date, our activities have been limited to the sourcing of our advertising channels, initial branding efforts, our formation, and in the raising of equity capital.

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

Results of Operations

We have not earned any revenues from our inception on March 29, 2016 (inception) through December 31, 2016.

Three and Nine months ended December 31, 2016.

	Three months ended December 31, 2016	Nine months ended December 31, 2016
Revenue	$-	$-
Operating expenses	$3,845	$14,914
Loss from operations	$(3,845)	$(14,914)
Net loss	$(3,845)	$(14,914)

Operating expenses for the nine months ended December 31, 2016 consisted of bank charges, filing fees, audit and accounting fees, legal fees, and rent expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2016 and March 31, 2016, respectively.

Working Capital

	As at December 31, 2016	As at March 31, 2016
Total current assets	$135	$18,000
Total current liabilities	$4,124	$7,075
Working capital (deficit)	$(3,989)	$10,925

Cash Flows

	Nine Months ended December 31, 2016	From Inception (March 29, 2016) to March 31, 2016
Net cash used in operating activities	$(17,865)	-
Net cash used in investing activities	$-	-
Net cash provided by financing activities	$-	18,000
Increase (Decrease) in cash	$(17,865)	18,000

We had cash and cash equivalents of $135 as of December 31, 2016 compared to cash and cash equivalents of $18,000 as of March 31, 2016. We had a working capital deficit of $3,989 as of December 31, 2016 compared to working capital of $10,925 as of March 31, 2016.

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

Operating Activities

Net cash used in operating activities during the nine months ended December 31, 2016 was $17,865, compared to $0 net cash used in operating activities during the period from inception to March 31, 2016. The increase in cash used in operating activities was due to net loss of $14,914, a decrease in accounts payable and accrued liabilities of $1,876, and a decrease in due to related party of $1,075.

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2016 was $0, compared to $0 net cash used in investing activities outflow during the period from inception to March 31, 2016.

Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2016 was $0 as compared to $18,000 in cash provided by financing activities during the period from inception to March 31, 2016.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: February 14, 2017	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

