Form 10-K
period 2017-03-31
Caro Holdings Inc.
filed 2017-06-23
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to _____________

Commission file number  333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines	1230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (632) 893-8909

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2016, the last business day of the Registrant's most recently completed third fiscal quarter was $Nil, based on there being no public market for the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of June 23, 2017, there were 7,705,000 shares of the Registrant’s common stock, par value $0.00001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and "Caro" mean Caro Holding Inc., unless otherwise indicated.

General Overview

Our company was incorporated on March 29, 2016 in the State of Nevada.

We are engaged in the subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box will be a package of a pair of socks that will be sent directly to a customer on a recurring basis. For example, a potential subscriber will subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests.

We are a small early stage company. To date, our company's activities have been limited to the sourcing of our advertising channels, initial branding efforts, and in our formation and the raising of equity capital.

We have not generated revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are engaged in the subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box will be a package of a pair of socks that will be sent directly to a customer on a recurring basis. For example, a potential subscriber will subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests.

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription based ecommerce businesses, referred to as "subcom" for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes are rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. Our website is currently being completed.

Principal Products or Services and their Markets

We offer subscription box products through our website, www.caroholdings.com. Our current box subscription is the delivery of socks. Customers have the ability to sign up for monthly sock delivery with three options:

1.	Caro Sock Giftbox, for delivery of 2 pairs of socks monthly;

2.	Caro Singles, for delivery of 3 pairs of socks monthly; or

3.	Caro Family, for delivery of up to 16 pairs of socks monthly.

A Caro sock subscription features a unique selection of socks for any occasion whether it be for Work, for Play, and for Fun. Our awe-inspiring socks are made for comfort and are made from the high quality blends.

From our website, customers enter their subscription type, name, email address and telephone number. We then create an account for the customer and verify their address and allow them to select their first shipment of socks. Should a customer not be satisfied with their socks, they can return them and we will replace them with a new pair.

Inventory

The Company does not currently have any inventory on hand.

Distribution Methods of Our Products

We distribute our products via our website at www.caroholdings.com. Through our website, customers have the ability to sign up for monthly sock delivery, on a month-to-month subscription or by prepaid subscription.

____________

1 Jayakumar, A. (2014, April 7). Little-box retailing: Subscription services offer new possibilities to consumers, major outlets. Retrieved November 30, 2014, from http://www.washingtonpost.com/business/economy/tktktktk/2014/04/07/f68135b6-a92b-11e3-8d62-419db477a0e6_story.html

2 Hutt, K. (2014, April 8). Subscription Boxes Can Feel Like Christmas, But Are They Worth It? Retrieved November 30, 2014, from http://www.bbb.org/blog/2014/04/subscription-boxes-can-feel-like-christmas-but-are-they-worth-it/

3 Hayes, M. (2014, May 16). Subscription Boxes: Are They Worth The Money? Retrieved November 25, 2014, from http://www.forbes.com/sites/learnvest/2014/05/16/subscription-boxes-are-they-worth-the-money

4 Alvo, Greg. "5 Steps to a Successful Convenience Commerce Model". Multichannel Merchant. Access Intelligence. Retrieved 21 October 2014.

Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that have not already been announced.

Sources and Availability of Raw Materials

We do not currently have any commitments or arrangements to purchase merchandise from any supplier, and there are many vendors who can supply our merchandise.

Buying

Our buying responsibilities will be to identifying evolving fashion trends and developing themes to guide our merchandising strategy. We will develop fashion themes and strategies by identifying trends and assessing how they best apply to our target customer, shopping appropriate domestic and international markets, using fashion services, and gathering references from industry publications. We then plan on working closely with vendors to use colors, materials, and designs that create images consistent with the themes for our product offerings.

Marketing, Advertising, and Promotion

We believe that our brand will become one of our most important assets. Our ability to successfully create brand awareness is dependent upon our ability to address the changing needs and priorities of each brand's target customers. To that end, we plan to focus many of our marketing efforts to better understand our customers and their needs and ensure we align our brand messages in our marketing, and the channels through which we deliver these messages, to our target customers. We intend to implement marketing strategies to build upon loyalty programs, with our e-commerce customer relationship management efforts.

Building Brand Awareness

Our goal is to communicate a consistent brand image across all aspects of our operations. We will utilize a blend of advertising mediums and marketing methods to communicate who we are and the values we offer. Special emphasis is made to highlight brands as well as specific styles of product. The use of social media will become an increasingly important medium in our digital marketing efforts, allowing us to directly communicate with, as well as advertise to, our core customers.

Seasonality

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales and costs associated with opening new stores. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a new store are charged to expense as incurred. Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores.

We have three distinct peak selling periods: Easter, back-to-school and Christmas. To prepare for our peak shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively affect our profitability. Our operating results depend significantly upon the sales generated during these periods.

Dependence on Limited Customers

We are not dependent upon any specific customers at this time.

Our Competition

The retail footwear business is highly competitive. We believe the principal competitive factors in our industry are merchandise selection, price, fashion, quality, location, shopping environment and service. We compete with department stores, shoe stores, sporting goods stores, online retailers and mass merchandisers. Our specific competitors vary from market to market. We compete with most department stores and traditional shoe stores by offering competitive prices. We compete with off-price retailers, mass merchandisers and discount stores by offering a wider and deeper selection of merchandise.

Many of our competitors are significantly larger and have substantially greater resources. However, we believe that our online format, in combination with our wide merchandise selection, competitive prices and low operating costs, will enable us to compete effectively.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval. Local government rules may dictate the need for a business license.

Research and Development during Our Last Two Fiscal Years

We have not in the past two years conducted any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Government Regulation

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our Internet or e-commerce services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of products and services. It is not clear how certain existing laws governing issues such as property ownership, libel and personal privacy apply to the Internet and e-commerce. Unfavorable regulations and laws could diminish the demand for our products and services and increase our costs of doing business.

In addition, we may be subject to international trade agreements, such as the North American Free Trade Agreement and the activities and regulations of the World Trade Organization. We believe that we are in conformity with all applicable laws in the United States and the Philippines.

While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur.

Cost and Effects of Compliance with Environmental Laws

Compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe the nature of our operations have little, if any, environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the near future.

Our Employees

We have no employees. Our sole officer and director furnishes her time to the development of our company at no cost. We do not foresee hiring any employees in the near future. We will engage independent contractors to help design and develop our website and marketing efforts.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal business and corporate address is 28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines 1230; our telephone number is +632-893-8909. Our facilities are provided for approximately $15 per month. We have no intention of finding, in the near future, other facilities during our development stage.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not yet quoted on any markets or exchanges.

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549) is the registrar and transfer agent for our common shares.

On June 23, 2017, the shareholders’ list showed 39 registered shareholders with 7,705,000 shares of common stock outstanding.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;

2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

Not applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2017, which are included herein.

Our operating results for the year ended March 31, 2017, for the period from inception (March 29, 2016) to March 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended March 31, 2017		For the Period From Inception (March 29, 2016) to March 31, 2016		Increase (Decrease)
Revenue	$	Nil	$	Nil	$-
General and administrative expenses		23,304		7,075	16,229
Net loss		$(23,304)		$(7,075)	$(16,229)

Our financial statements report a net loss of $23,304 for the year ended March 31, 2017 compared to a net loss of $7,075 for the period from inception (March 29, 2017) to March 31, 2016. Our losses have increased by $16,229, primarily as a result of increased professional fees.

Our operating expenses for the year ended March 31, 2017 were $23,304 compared to $7,075 for the period from inception (March 29, 2017) to March 31, 2016. The increase in operating expenses was primarily as a result of increased professional fees.

Liquidity and Financial Condition

Working Capital

	At March 31, 2017	At March 31, 2016
Current assets	$24,171	$18,000
Current liabilities	4,500	7,075
Working capital (deficit)	$19,671	$10,925

Cash Flows

	For the year ended March 31, 2017	For the Period From Inception (March 29, 2016) to March 31, 2016
Net cash (used in) operating activities	$(24,804)	$	Nil
Net cash (used in) investing activities	Nil		Nil
Net cash provided by financing activities	30,975		18,000
Net increase in cash during period	$6,171		$18,000

Our total current liabilities as of March 31, 2017 were $4,500 as compared to total current liabilities of $7,075 as of March 31, 2016. The decrease was primarily due to a decrease in accounts payable and accrued liabilities of $1,500, and a decrease in due to related party of $1,075.

Operating Activities

Net cash used in operating activities was $24,804 for the year ended March 31, 2017 compared with net cash used in operating activities of $Nil from inception (March 29, 2016) through March 31, 2016. For the year ended March 31, 2017, net cash used was due to a net loss of $23,304, and a decrease in accounts payable of $1,500.

Investing Activities

Net cash used in investing activities was $Nil for the year ended March 31, 2017 compared to net cash used in investing activities of $Nil from inception (March 29, 2016) through March 31, 2016.

Financing Activities

Net cash from financing activities was $30,975 for the year ended March 31, 2017 compared with net cash provided by financing activities of $18,000 from inception (March 29, 2016) through March 31, 2016. For the year ended March 31, 2017, net cash provided by financing activities was resulted from the proceeds of the sale of common stock in the amount of $32,050, and repayment to related party of $1,075.

Cash Requirements

During the year ended March 31, 2017, we raised $30,975 from financing activities, and we had cash on hand of $24,171 as of March 31, 2017. As of the date of this report, we have not generated any revenue from our business operations.

We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	87,000
Transfer agent fees	5,000
Professional fees	18,000
Total	110,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $110,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We intend to finance operating costs over the next twelve months through continued financial support from our shareholders and private placements of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CARO HOLDINGS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Caro Holdings Inc.

We have audited the accompanying balance sheets of Caro Holdings Inc. (the “Company”) as of March 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2017 and the period from March 29, 2016 (inception) through March 31, 2016. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caro Holdings Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended March 31, 2017 and the period from March 29, 2016 (inception) through March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 23, 2017

CARO HOLDINGS INC.

BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$24,171	$18,000
Total Current Assets	$24,171	$18,000

TOTAL ASSETS	$24,171	$18,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	4,500	6,000
Due to related party	-	1,075
Total Current Liabilities	4,500	7,075

TOTAL LIABILITIES	4,500	7,075

Stockholders' Equity
Preferred stock: 75,000,000 shares authorized; $0.00001 par value, none issued and outstanding as of March 31, 2017 and 2016	-	-
Common stock: 75,000,000 shares authorized; $0.00001 par value, 7,705,000 and 4,500,000 shares issued and outstanding as of March 31, 2017 and 2016, respectively	77	45
Additional paid in capital	49,973	17,955
Accumulated deficit	(30,379)	(7,075)
Total Stockholders' Equity	19,671	10,925

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,171	$18,000

The accompanying notes are an integral part of these financial statements.

F-3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2017	For the period from March 29, 2016 (inception) to March 31, 2016

Operating Expenses
General and administration	$23,304	$7,075
Total operating expenses	23,304	7,075

Net loss	$(23,304)	$(7,075)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	4,950,616	4,500,000

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity

Balance as of March 29, 2016 (inception)	-	$-	$-	$-	$-

Issuance of 4,500,000 shares of common stock	4,500,000	45	17,955	-	18,000
Net loss	-	-	-	(7,075)	(7,075)
Balance as of March 31, 2016	4,500,000	$45	$17,955	$(7,075)	$10,925

Issuance of 3,205,000 shares of common stock	3,205,000	32	32,018	-	32,050
Net loss	-	-	-	(23,304)	(23,304)

Balance as of March 31, 2017	7,705,000	$77	$49,973	$(30,379)	$19,671

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2017	For the period from March 29, 2016 (inception) to March 31, 2016

Cash Flows from Operating Activities:
Net loss	$(23,304)	$(7,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,500)	7,075
Net Cash Used In Operating Activities	(24,804)	-

Cash Flows from Financing Activities:
Shares issued for cash	32,050	18,000
Repayment to related party	(1,075)	-
Net Cash Provided By Financing Activities	30,975	18,000

Net Increase In Cash and Cash Equivalents	6,171	18,000
Cash and Cash Equivalents, beginning of period	18,000	-
Cash and Cash Equivalents, end of period	$24,171	$18,000

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Operating expenses and accrued expense paid by shareholder	$-	$1,075

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $30,379, and a net loss of $23,304 for the year ended March 31, 2017. The Company has not generated any revenues and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is March 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months (90 days) or less to be cash equivalents.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

The Company's financial instruments include cash and cash equivalents and accrued liabilities. It is management's opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

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

Income Taxes

Income tax expense is based on reported income before income taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings and financial position.

Recently Issued Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

NOTE 4 – INCOME TAXES

For the year ended March 31, 2017 and the period from March 29, 2016 (inception) to March 31, 2016, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2017, the Company had $30,379 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2036. The provision for income taxes consisted of the following components for the year ended March 31, 2017 and the period from March 29, 2016 (inception) to March 31, 2016:

The components of the Company's deferred taxes assets are as follows:

	March 31,	March 31,
	2017	2016

Deferred tax assets	7,923	2,406
Less: valuation allowance	(7,923)	(2,406)
Deferred tax assets, net	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34%
Increase in valuation allowance	(34)%
Effective income tax rate	0.0%

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2016, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $1,075 on behalf of the Company for business operation purpose. During the year ended March 31, 2017, the Company repaid the related party balance of $1,075. As of March 31, 2017, there was $0 due to this related party.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 75,000,000 shares of preferred stock with a par value of $0.00001 par value, and 75,000,000 shares of common stock with a par value of $0.00001.

During the year ended March 31, 2017, the Company issued 3,205,000 shares of common stock to 38 individuals for cash proceeds of $32,050.

On March 29, 2016, the Company issued 4,500,000 restricted shares of common stock at a price of $0.004 per share to Rozh Caroro for cash proceeds of $18,000.

NOTE 7 - SUBSEQUENT EVENTS

On April 19, 2017, the Company entered into an agreement for the lease of a virtual office in Makati City, Philippines. The lease began on May 20, 2017 on a month to month basis and can be cancelled by either party’s discretion with a one month notice. The monthly rent is approximately $15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2017. This evaluation was carried out under the supervision and with the participation of our management - Rozh Caroro, our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management - Rozh Caroro, our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending April 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the fourth fiscal quarter of the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rozh Caroro	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	40	March 29, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Rozh Caroro – President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Rozh Caroro, has been engaged in the apparel business and health and beauty industry since 2002. Her experience as a dealer in marketing and selling apparel such as footwear, dresses, bags, and other kitchen products with Marikina Shoe Exchange out of the Philippines is a tremendous asset to our Company as we embark on marketing, selling, and distributing sock subscriptions. In addition, since 2002 Ms. Caroro has gained valuable experience with a Philippines online and catalogue company called Natasha, where as a dealer she has marketed and sold dresses, footwear, bags, beauty products, and intimate apparel. Since 2003, Ms. Caroro has been an active dealer with Royale Business Club, where she markets and sells health and beauty products throughout the Philippines. Since 2005 to present Ms. Caroro has also worked in the Municipal Circuit Trial Court of Siquijor, Siquijor at various capacities, however since 2014 to present she is the Officer in Charge where she is responsible for making monthly reports and overseeing various court procedures.

Our company believes that Ms. Caroro's business and operational experience and her administrative strengths give her the qualifications and skills to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended March 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Rozh Caroro President, CEO, CFO,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Treasurer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended March 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 23, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rozh Caroro Candanay Norte, Siquijor, Siquijor	4,500,000 Common Shares Direct	58.40%
Directors and Executive Officers as a Group	4,500,000 Common Shares	58.40%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 23, 2017. As of June 23, 2017 there were 7,705,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Rozh Caroro.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2017 and for period ended March 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2017	March 31, 2016
Audit Fees	$10,000	$4,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000	$4,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1	3.1	February 14, 2017
3.2	By-Laws	S-1	3.2	February 14, 2017
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Caro Holdings Inc.
(Registrant)
Dated: June 23, 2017	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 23, 2017	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

