Form 10-Q
period 2017-06-30
Caro Holdings Inc.
filed 2017-08-11
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

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

7,705,000 common shares issued and outstanding as of August 10, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	June 30,	March 31,
	2017	2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$12,429	$24,171
Total Current Assets	$12,429	$24,171

TOTAL ASSETS	$12,429	$24,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,700	$4,500
Total Current Liabilities	1,700	4,500

TOTAL LIABILITIES	1,700	4,500

Stockholders' Equity
Preferred stock: 75,000,000 authorized; $0.00001 par value No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(39,321)	(30,379)
Total Stockholders' Equity	10,729	19,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,429	$24,171

The accompanying notes are an integral part of these unaudited financial statements.

3

CARO HOLDINGS INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Operating Expenses
General and administrative	$8,942	$5,059
Total Operating Expenses	8,942	5,059

Net Loss	$(8,942)	$(5,059)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	4,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(8,942)	$(5,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,800)	(1,658)
Net Cash Used in Operating Activities	(11,742)	(6,717)

Cash Flows from Financing Activities:
Repayment to related party	-	(1,075)
Net Cash Used in Financing Activities	-	(1,075)

Net Decrease in Cash and Cash Equivalents	(11,742)	(7,792)
Cash and Cash Equivalents, beginning of period	24,171	18,000
Cash and Cash Equivalents, end of period	$12,429	$10,208

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC on June 23, 2017.

Certain amounts for prior period financial statements have been reclassified to conform to the current period financial statement presentation.

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $39,321, and a net loss of $8,942 for the three months ended June 30, 2017. The Company has not generated any revenues and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2016, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $1,075 on behalf of the Company for the business operation purpose. During the year ended March 31, 2017, the Company repaid the related party balance of $1,075. As of June 30, 2017, there was $0 due to this related party.

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

Our Current Business

We are a small early stage company engaged in the subscription box business, with an initial focus on offering sock subscriptions to our customers. Our subscription box will be a package of a pair of socks that will be sent directly to a customer on a recurring basis. For example, a potential subscriber will subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests. Currently we do not have any customers

To date, our activities have been limited to the sourcing of our advertising channels, initial branding efforts, our formation, and in the raising of equity capital.

Results of Operations

We have not earned any revenues from our inception on March 29, 2016 (inception) through June 30, 2017.

Three months ended June 30, 2017 compared to three months ended June 30, 2016.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Change
Revenue	$-	$-	$-
Operating expenses	$8,942	$5,059	$3,883
Loss from operations	$(8,942)	$(5,059)	$(3,883)
Net loss	$(8,942)	$(5,059)	$(3,883)

Operating expenses for the three months ended June 30, 2017 consisted of bank charges, filing fees, audit and accounting fees, legal fees, and rent expense.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2017 and March 31, 2017, respectively.

Working Capital

	As at June 30, 2017	As at March 31, 2017
Total current assets	$12,429	$24,171
Total current liabilities	$1,700	$4,500
Working capital	$10,729	$19,671

Cash Flows

	Three Months ended June 30, 2017	Three Months ended June 30, 2016
Net cash used in operating activities	$(11,742)	(6,717)
Net cash used in investing activities	$-	-
Net cash used by financing activities	$-	(1,075)
Decrease in cash	$(11,742)	(7,792)

We had cash and cash equivalents of $12,429 as of June 30, 2017 compared to cash and cash equivalents of $24,171 as of March 31, 2017. We had a working capital of $10,729 as of June 30, 2017 compared to working capital of $19,671 as of March 31, 2017.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2017, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities during the three months ended June 30, 2017 was $11,742, compared to $6,717 net cash used in operating activities during the three month period ended June 30, 2016. The increase in cash used in operating activities was due to increased accounting and audit fees.

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2017 was $0, compared to $0 net cash used in investing activities outflow during the three months ended June 30, 2016.

Financing Activities

Cash used in financing activities during the three months ended June 30, 2017 was $0 as compared to $1,075 in cash used in financing activities during the three month period ended June 30, 2016. The $1,075 cash used in financing activities during the three months ended June 30, 2016 was for repayment to related party.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, Rozh Caroro, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director, has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of March 31, 2017, due to inadequate segregation of duties and effective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: August 11, 2017	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

