Form 10-Q
period 2017-09-30
Caro Holdings Inc.
filed 2017-11-09
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Mkati City, Philippines	1230
(Address of principal executive offices)	(Zip Code)

(632) 893-8909

(Registrant’s telephone number, including area code)

N/A

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

7,705,000 common shares issued and outstanding as of November 9, 2017.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six months ended September 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	September 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,200	$24,171
Total Current Assets	$8,200	$24,171

TOTAL ASSETS	$8,200	$24,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,550	$4,500
Total Current Liabilities	4,550	4,500

TOTAL LIABILITIES	4,550	4,500

Stockholders’ Equity
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(46,400)	(30,379)
Total Stockholders’ Equity	3,650	19,671

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,200	$24,171

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating Expenses
General and administrative	$7,079	$6,010	$16,021	$11,069
Total Operating Expenses	7,079	6,010	16,021	11,069

Net Loss	$(7,079)	$(6,010)	$(16,021)	$(11,069)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	4,500,000	7,705,000	4,500,000

The accompanying notes are an integral part of these unaudted financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(16,021)	$(11,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	50	(5,684)
Net Cash Used in Operating Activities	(15,971)	(16,753)

Cash Flows from Financing Activities:
Repayment to related party	-	(1,075)
Net Cash Used in Financing Activities	-	(1,075)

Net Decrease in Cash and Cash Equivalents	(15,971)	(17,828)
Cash and Cash Equivalents, beginning of period	24,171	18,000
Cash and Cash Equivalents, end of period	$8,200	$172

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers. Our subscription box will be a package of socks that will be sent directly to a customer on a recurring basis. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $46,400 as of September 30, 2017 and a net loss of $16,021 for the six months ended September 30, 2017. The Company has not generated any revenue and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2016, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $1,075 on behalf of the Company for the business operation purpose. During the year ended March 31, 2017, the Company repaid the related party balance of $1,075. As of September 30, 2017, there was $0 due to this related party.

Item 2. Management’s Discussion and Analysis of Financial Condition or Results of Operation

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

Results of Operations

We have not earned any revenues from our inception on March 29, 2016 (inception) through June 30, 2017.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change
Revenue	$-	$-	$-
Operating expenses	$7,079	$6,010	$1,069
Loss from operations	$(7,079)	$(6,010)	$(1,069)
Net loss	$(7,079)	$(6,010)	$(1,069)

Operating expenses for the three months ended September 30, 2017 consisted of bank charges, filing fees, audit and accounting fees, legal fees and rent expense.

Six months ended September 30, 2017 compared to six months ended September 30, 2016

	Six Months Ended September 30,
	2017	2016	Change
Revenue	$-	$-	$-
Operating expenses	$16,021	$11,069	$4,952
Loss from operations	$(16,021)	$(11,069)	$(4,952)
Net loss	$(16,021)	$(11,069)	$(4,952)

We have not generated any revenues since inception.

Operating expenses for the six months ended September 30, 2017 consisted of bank charges, filing fees, audit and accounting fees, legal fees and rent expense.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2017	As at March 31, 2017
Total current assets	$8,200	$24,171
Total current liabilities	$4,550	$4,500
Working capital	$3,650	$19,671

Cash Flows

	Six Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(15,971)	$(16,753)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	(1,075)
Decrease in cash	$(15,971)	$(17,828)

We had cash and cash equivalents of $8,200 as of September 30, 2017 compared to cash and cash equivalents of $24,171 as of March 31, 2017. We had a working capital of $3,650 as of September 30, 2017 compared to working capital of $19,671 as of March 31, 2017.

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

Operating Activities

Net cash used in operating activities during the six months ended September 30, 2017 was $15,971, compared to $16,753 net cash used in operating activities during the six months period ended September 30, 2016.

Investing Activities

Net cash used in investing activities during the six months ended September 30, 2017 was $0, compared to $0 net cash used in investing activities outflow during the six months ended September 30, 2016.

Financing Activities

Cash used in financing activities during the six months ended September 30, 2017 was $0 as compared to $1,075 in cash used in financing activities during the six month period ended September 30, 2016. The $1,075 cash used in financing activities during the six months ended June 30, 2016 was for repayment to related party.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms will be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

We estimate that we will require approximately $18,000, or approximately $1,500 per month, to continue as a going concern in the foreseeable future. The financial statements included in this Prospectus do not include any adjustment that might result from the uncertainty about our ability to continue in business. If we continue to sustain losses and lack sufficient capital, we may have to curtail operations and you could lose your investment.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”).

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Our Company’s financial instruments include cash and cash equivalents and accrued liabilities. It is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Management believes it is not practical to determine the fair value of accounts payable and accrued liabilities, and note payable to related parties and lease and management arrangement with related parties, if any, because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

__________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: November 9, 2017	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

