Form 10-Q
period 2017-12-31
Caro Holdings Inc.
filed 2018-02-02
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

7,705,000 common shares issued and outstanding as of February 2, 2018.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine months ended December 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,266	$24,171
Total Current Assets	$1,266	$24,171

TOTAL ASSETS	$1,266	$24,171

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$2,250	$4,500
Total Current Liabilities	2,250	4,500

TOTAL LIABILITIES	2,250	4,500

Stockholders' Equity (Deficit)
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value, 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(51,034)	(30,379)
Total Stockholders' Equity (Deficit)	(984)	19,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,266	$24,171

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2017	2016	2017	2016

Operating Expenses
General and administration	4,634	3,845	20,655	14,914
Total Operating Expenses	4,634	3,845	20,655	14,914

Net Loss	$(4,634)	(3,845)	$(20,655)	$(14,914)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	4,500,000	7,705,000	4,500,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(20,655)	$(14,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,250)	(1,876)
Net Cash Used in Operating Activities	(22,905)	(16,790)

Cash Flows from Financing Activities:
Repayment to related party	-	(1,075)
Net Cash Used in Financing Activities	-	(1,075)

Net Decrease in Cash and Cash Equivalents	(22,905)	(17,865)
Cash and Cash Equivalents, beginning of period	24,171	18,000
Cash and Cash Equivalents, end of period	$1,266	$135

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $51,034 as of December 31, 2017 and a net loss of $20,655 for the nine months ended December 31, 2017. The Company has not generated any revenue and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2016, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $1,075 on behalf of the Company for the business operation purpose. During the year ended March 31, 2017, the Company repaid the related party balance of $1,075. As of December 31, 2017, there was $0 due to this related party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

We have not earned any revenues from our inception on March 29, 2016 (inception) through December 31, 2017.

Three months ended December 31, 2017 compared to three months ended December 31, 2016

	Three Months Ended December 31,
	2017	2016	Change
Revenue	$-	$-	$-
Operating expenses	4,634	3,845	789
Loss from operations	(4,634)	(3,845)	(789)
Net loss	$(4,634)	$(3,845)	$(789)

Operating expenses for the three months ended December 31, 2017 consisted of bank charges, filing fees, audit and accounting fees, legal fees and rent expense.

Nine months ended December 31, 2017 compared to nine months ended December 31, 2016

	Nine Months Ended December 31,
	2017	2016	Change
Revenue	$-	$-	$-
Operating expenses	20,655	14,914	5,741
Loss from operations	(20,655)	(14,914)	(5,741)
Net loss	$(20,655)	$(14,914)	$(5,741)

We have not generated any revenues since inception.

Operating expenses for the nine months ended December 31, 2017 consisted of bank charges, filing fees, audit and accounting fees, legal fees and rent expense.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2017	As at March 31, 2017
Total current assets	$1,266	$24,171
Total current liabilities	$2,250	$4,500
Working capital (deficit)	$(984)	$19,671

Cash Flows

	Nine Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(22,905)	$(16,790)
Net cash used in investing activities	-	-
Net cash used in financing activities	-	(1,075)
Decrease in cash	$(22,905)	$(17,865)

We had cash and cash equivalents of $1,266 as of December 31, 2017 compared to cash and cash equivalents of $24,171 as of March 31, 2017. We had a working capital deficit of $984 as of December 31, 2017 compared to working capital of $19,671 as of March 31, 2017.

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

Operating Activities

Net cash used in operating activities during the nine months ended December 31, 2017 was $22,905, compared to $16,790 net cash used in operating activities during the nine months period ended December 31, 2016.

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2017 was $0, compared to $0 net cash used in investing activities during the nine months ended December 31, 2016.

Financing Activities

Cash used in financing activities during the nine months ended December 31, 2017 was $0 as compared to $1,075 in cash used in financing activities during the nine month period ended December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, Rozh Caroro, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director, has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

______

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: February 2, 2018	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

