Form 10-K
period 2018-03-31
Caro Holdings Inc.
filed 2018-08-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to_________

Commission file number: 333-212268

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant’s stock.

As of August 14, 2018, there were 7,705,000 shares of the Registrant’s common stock, including 4,500,000 restricted shares and 3,205,000 non-restricted shares, at par value $0.00001 per share, issued and outstanding.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “Caro” mean Caro Holding Inc., unless otherwise indicated.

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

We are a small early stage company. To date, our company’s activities have been related to regulatory filings, sourcing of our advertising channels, initial branding efforts, website creation, outreach to potential customers and the raising of equity capital.

We have also started marketing our subscription boxes and we have received a favorable response from potential customers willing to subscribe to our sock subscription service. To date no sales have occurred; however, the Company is aiming to have its first sales in the near future. The Company is currently working with prospective customers to purchase the subscriptions boxes from our website as well as individual sales contracts for local customers.

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription based ecommerce businesses, referred to as “subcom” for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.[1] Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.[2] The use of subscription boxes are rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.[3] Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.[4]

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We are currently working on our advanced site and our strategic future plan of operations of the Company.

We have also started marketing our subscription boxes and we have received a favorable response from potential customers willing to subscribe to our sock subscription service. To date no sales have occurred; however, the Company is aiming to have its first sales in the near future. The Company is currently working with prospective customers to purchase the subscriptions boxes from our website as well as individual sales contracts for local customers.

We will continue to market our subscription boxes of socks in local markets and will begin testing the online marketing of our products in order to generate future sales.

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

___________________________

1

Jayakumar, A. (2014, April 7). Little-box retailing: Subscription services offer new possibilities to consumers, major outlets. Retrieved November 30, 2014, from http://www.washingtonpost.com/business/economy/tktktktk/2014/04/07/f68135b6-a92b-11e3-8d62-419db477a0e6_story.html

[2]

Hutt, K. (2014, April 8). Subscription Boxes Can Feel Like Christmas, But Are They Worth It? Retrieved November 30, 2014, from http://www.bbb.org/blog/2014/04/subscription-boxes-can-feel-like-christmas-but-are-they-worth-it/

[3]	Hayes, M. (2014, May 16). Subscription Boxes: Are They Worth The Money? Retrieved November 25, 2014, from http://www.forbes.com/sites/learnvest/2014/05/16/subscription-boxes-are-they-worth-the-money
[4]	Alvo, Greg. "5 Steps to a Successful Convenience Commerce Model". Multichannel Merchant. Access Intelligence. Retrieved 21 October 2014.

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

Marketing, Advertising, and Promotion

We believe that our brand will become one of our most important assets. Our ability to successfully create brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we plan to focus many of our marketing efforts to better understand our customers and their needs and ensure we align our brand messages in our marketing, and the channels through which we deliver these messages, to our target customers. We intend to implement marketing strategies to build upon loyalty programs, with our e-commerce customer relationship management efforts.

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

Our Employees

We have no employees. Our sole officer and director furnishes their time to the development of our company at no cost. We do not foresee hiring any employees in the near future. We will engage independent contractors to help design and develop our website and marketing efforts.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal business and corporate address is 28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines 1230; our telephone number is +632-893-8909. Our facilities are provided for approximately $11 per month. We have no intention of finding, in the near future, other facilities during our development stage.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

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

On August 14, 2018, the shareholders’ list showed 39 registered shareholders with 7,705,000 shares of common stock outstanding.

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

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2018.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2018, which are included herein.

Our operating results for the year ended March 31, 2018, for the year ended March 31, 2017 and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended	For the Year Ended
	March 31,	March 31,	Change
	2018	2017	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	32,100	23,304	8,796	38%
Net loss	$(32,100)	$(23,304)	$(8,796)	38%

Our financial statements report a net loss of $32,100 for the year ended March 31, 2018 compared to a net loss of $23,304 for the year ended March 31, 2017. Our losses have increased by $8,796, primarily as a result of the increase in operating expenses.

Our operating expenses for the year ended March 31, 2018 were $32,100 compared to $23,304 for the year ended March 31, 2017. The increase in operating expenses was primarily as a result of increase in professional fees.

Liquidity and Financial Condition

Working Capital

	At March 31, 2018	At March 31, 2017
Current Assets	$1,671	$24,171
Current Liabilities	14,100	4,500
Working Capital (Deficit)	$(12,429)	$19,671

Cash Flows

	For the Year Ended	For the Year Ended
	March 31,	March 31,
	2018	2017
Net Cash Used in Operating Activities	$(23,000)	$(24,804)
Net Cash Provided by Financing Activities	$500	$30,975
Net Increase (Decrease) In Cash During Period	$(22,500)	$6,171

Our total current assets as of March 31, 2018 were $1,671 as compared to total current assets of $24,171 as of March 31, 2017. The decrease was primarily due to decrease in cash and cash equivalents.

Our total current liabilities as of March 31, 2018 were $14,100 as compared to total current liabilities of $4,500 as of March 31, 2017. The increase was primarily due to increase in accounts payable and advancement from the related party.

Operating Activities

For the year ended March 31, 2018, net cash used in operating activities was $23,000, related to our net loss of $32,100 reduced by an increase in accounts payable and accrued liabilities of $9,100.

For the year ended March 31, 2017, net cash used in operating activities was $24,804, related to our net loss of $23,304 increased by a decrease in accounts payable and accrued liabilities of $1,500.

Investing Activities

There have been no investing activities for the years ended March 31, 2018 and March 31, 2017.

Financing Activities

For the year ended March 31, 2018, net cash provided by financing activities was $500 from advancement from the sole director and Chief Executive Officer of the Company.

For the year ended March 31, 2017, net cash provided by financing activities was $30,975 from cash proceeds from issuance of common shares of $32,050 offset by repayment to the sole director and Chief Executive Officer of the Company of $1,075.

Cash Requirements

During the year ended March 31, 2018, we raised $500 from financing activities, and we had cash on hand of $1,671 as of March 31, 2018. As of the date of this report, we have not generated any revenue from our business operations.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The standard will be effective for the Company beginning April 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective April 1, 2019. The Company does not expect adoption will have a material impact on the Company’s balance sheets and statements of operations.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on its balance sheets and statements of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CARO HOLDINGS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Caro Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Caro Holdings Inc. (the “Company”) as of March 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2016.

Houston, Texas

August 14, 2018

CARO HOLDINGS INC.

BALANCE SHEETS

	March 31,	March 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,671	$24,171
Total Current Assets	1,671	24,171

TOTAL ASSETS	$1,671	$24,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$13,600	$4,500
Due to related party	500	-
Total Current Liabilities	14,100	4,500

TOTAL LIABILITIES	14,100	4,500

Stockholders’ Equity (Deficit)
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77

Additional paid in capital	49,973	49,973
Accumulated deficit	(62,479)	(30,379)
Total Stockholders’ Equity (Deficit)	(12,429)	19,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,671	$24,171

The accompanying notes are an integral part of these financial statements.

F-2

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the Years ended
	March 31,
	2018	2017

Operating Expenses
General and administration	$32,100	$23,304
Total operating expenses	32,100	23,304
Net loss	$(32,100)	$(23,304)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	4,950,616

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
	Common Stock		Additional		Stockholders’
	Number		Paid in	Accumulated	Equity
	of Shares	Amount	Capital	Deficit	(Deficit)

Balance - March 31, 2016	4,500,000	$45	$17,955	$(7,075)	$10,925

Issuance of 3,205,000 shares of common stock	3,205,000	32	32,018	-	32,050
Net loss	-	-	-	(23,304)	(23,304)
Balance - March 31, 2017	7,705,000	$77	$49,973	$(30,379)	$19,671

Net loss	-	-	-	(32,100)	(32,100)
Balance - March 31, 2018	7,705,000	$77	$49,973	$(62,479)	$(12,429)

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Years ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(32,100)	$(23,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,100	(1,500)
Net Cash Used in Operating Activities	(23,000)	(24,804)

Cash Flows from Financing Activities:
Shares issued for cash	-	32,050
Advancement from related party	500	-
Repayment to related party	-	(1,075)
Net Cash Provided By Financing Activities	500	30,975

Net Increase (Decrease) in Cash and Cash Equivalents	(22,500)	6,171
Cash and Cash Equivalents, beginning of period	24,171	18,000
Cash and Cash Equivalents, end of period	$1,671	$24,171

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $62,479, and a net loss of $32,100 for the year ended March 31, 2018. The Company has not generated any revenues and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is March 31.

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

The Company’s financial instruments include cash and cash equivalents and accrued liabilities. It is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The standard will be effective for the Company beginning April 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective April 1, 2019. The Company does not expect adoption will have a material impact on the Company’s balance sheets and statements of operations.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on its balance sheets and statements of operations.

NOTE 4 – INCOME TAXES

For the years ended March 31, 2018 and March 31, 2017, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2018, the Company had $62,479 of federal net operating losses. The provision for income taxes consisted of the following components for the years ended March 31, 2018 and March 31, 2017:

The components of the Company’s deferred taxes assets are as follows:

	March 31,	March 31,
	2018	2017

Deferred tax assets	$13,121	$7,923
Less: valuation allowance	(13,121)	(7,923)
Deferred tax assets, net	$-	$-

The Tax Act of 2017, enacted on December 22, 2017, reduces the maximum U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, eliminates the corporate alternative minimum tax, or AMT, and changes how existing AMT credits can be realized, creates the base erosion anti-abuse tax, a new minimum tax, and creates a new limitation on deductible interest expense.

With the enactment of the Tax Act, our financial results for the year ended March 31, 2018 included a re-valuation of our U.S. deferred tax assets and corresponding valuation allowance at the new lower 21% U.S. federal statutory tax rate. There was no impact of the re-valuation to the net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. The Company has suffered recurring losses from operations and retained an accumulated deficit of $62,479 as of March 31, 2018, therefore did not recognize any one-time transition tax. The actual impact of the Tax Act on the Company may differ from management’s estimates, and management may update its judgments based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the sole director and Chief Executive Officer of the Company, Rozh Caroro, advanced $500 to the Company for business operation purpose.

During the year ended March 31, 2017, the Company repaid $1,075 to the sole director and Chief Executive Officer of the Company.

As of March 31, 2018 and March 31, 2017, there was $500 and $0 due to this related party, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 75,000,000 shares of preferred stock with a par value of $0.00001 par value, and 75,000,000 shares of common stock with a par value of $0.00001.

During the year ended March 31, 2017, the Company issued 3,205,000 shares of common stock to 38 individuals for cash proceeds of $32,050.

NOTE 7 - SUBSEQUENT EVENTS

On April 19, 2018, the Company entered into an agreement for the lease of a virtual office in Makati City, Philippines. The lease began on April 19, 2018 on a month to month basis and can be cancelled by either party’s discretion with a one month notice. The monthly rent is approximately $11.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2018. This evaluation was carried out under the supervision and with the participation of our management – Rozh Caroro, our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

During the months of June and July 2018, our company initiated the marketing of its subscription boxes locally, in order to determine potential interest. The Company received a favorable response from potential interested parties in relation to the subscriptions available. The Company is currently evaluating and formalizing these leads to initiate sales by obtaining signed sales invoices and payments to establish ongoing subscriptions.

Based on the potential orders and potential revenues to company hopes to receive, our company believes that it is no longer a "shell company" as defined in Rule 12b-2 of the Exchange Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rozh Caroro	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	41	March 29, 2016

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

Our company believes that Ms. Caroro’s business and operational experience and her administrative strengths give her the qualifications and skills to serve as a director and officer of our company.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended March 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Rozh Caroro President, CEO,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO, Treasurer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended March 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 14, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rozh Caroro Candanay Norte, Siquijor, Siquijor	4,500,000 Common Shares Direct	58.40%
Directors and Executive Officers as a Group	4,500,000 Common Shares	58.40%

___________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 14, 2018. As of August 14, 2018 there were 7,705,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2018 and for fiscal year ended March 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2018	March 31, 2017
Audit Fees	$14,500	$10,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,500	$10,000

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

_________

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Caro Holdings Inc.
(Registrant)

Dated: August 14, 2018	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2018	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

