Form 10-Q
period 2018-06-30
Caro Holdings Inc.
filed 2018-10-11
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

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

7,705,000 common shares issued and outstanding as of October 11, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three months ended June 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,534	$1,671
Total Current Assets	1,534	1,671

TOTAL ASSETS	$1,534	$1,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,000	$13,600
Due to related party	11,275	500
Total Current Liabilities	20,275	14,100

TOTAL LIABILITIES	20,275	14,100

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(68,791)	(62,479)
Total Stockholders’ Deficit	(18,741)	(12,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,534	$1,671

The accompanying notes are an integral part of these unaudited financial statements.

4

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

Operating Expenses
General and administration	$6,312	$8,942
Total operating expenses	6,312	8,942

Net loss	$(6,312)	$(8,942)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(6,312)	$(8,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,175	(2,800)
Net Cash Used in Operating Activities	(137)	(11,742)

Net Decrease in Cash and Cash Equivalents	(137)	(11,742)
Cash and Cash Equivalents, beginning of period	1,671	24,171
Cash and Cash Equivalents, end of period	$1,534	$12,429

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$10,775	$-

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

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 14, 2018.

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $68,791 as of June 30, 2018, and a net loss of $6,312 for the three months ended June 30, 2018. The Company has not generated any revenues and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2018 and June 30, 2017, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $10,775 and $0, respectively, on behalf of the Company for business operation purpose.

As of June 30, 2018 and March 31, 2018, there was $11,275 and $500 due to this related party, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

We have also started marketing our subscription boxes and we have received a favorable response from potential customers willing to subscribe to our sock subscription service. Our first sales occurred subsequent to June 30, 2018.

The Company is currently working with prospective customers to purchase the subscriptions boxes from our website as well as individual sales contracts for local customers.

We will continue to market our subscription boxes of socks in local markets and will begin testing the online marketing of our products in order to generate future sales.

____________

1 Jayakumar, A. (2014, April 7). Little-box retailing: Subscription services offer new possibilities to consumers, major outlets. Retrieved November 30, 2014, from http://www.washingtonpost.com/business/economy/tktktktk/2014/04/07/f68135b6-a92b-11e3-8d62-419db477a0e6_story.html

2 Hutt, K. (2014, April 8). Subscription Boxes Can Feel Like Christmas, But Are They Worth It? Retrieved November 30, 2014, from http://www.bbb.org/blog/2014/04/subscription-boxes-can-feel-like-christmas-but-are-they-worth-it/

3 Hayes, M. (2014, May 16). Subscription Boxes: Are They Worth The Money? Retrieved November 25, 2014, from http://www.forbes.com/sites/learnvest/2014/05/16/subscription-boxes-are-they-worth-the-money

4 Alvo, Greg. “5 Steps to a Successful Convenience Commerce Model”. Multichannel Merchant. Access Intelligence. Retrieved 21 October 2014.

Results of Operations

We have not earned any revenues from our inception on March 29, 2016 (inception) through June 30, 2018.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,
	2018	2017	Change
Revenue	$-	$-	$-
Operating expenses	6,312	8,942	(2,630)
Loss from operations	(6,312)	(8,942)	(2,630)
Net loss	$(6,312)	$(8,942)	$(2,630)

Operating expenses for the three months ended June 30, 2018 consisted of bank charges, filing fees, audit and accounting fees, legal fees and rent expense.

Liquidity and Financial Condition

Working Capital

	As at June 30, 2018	As at March 31, 2018
Total Current Assets	$1,534	$1,671
Total Current Liabilities	20,275	14,100
Working Capital	$(18,741)	$(12,429)

Cash Flows

	Three Months Ended
	June 30,
	2018	2017
Net Cash Used in Operating Activities	$(137)	$(11,742)
Net Cash Used in Investing Activities	$-	-
Net Cash Provided by Financing Activities	$-	$-
Decrease in Cash	$(137)	$(11,742)

Our total current assets as of June 30, 2018 were $1,534 as compared to total current assets of $1,671 as of March 31, 2018. The decrease was primarily due to decrease in cash and cash equivalents.

Our total current liabilities as of June 30, 2018 were $20,275 as compared to total current liabilities of $14,100 as of March 31, 2018. The increase was primarily attributed to increase in due to related party.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2018, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

Net cash used in operating activities during the three months ended June 30, 2018 was $137, compared to $11,742 net cash used in operating activities during the three-month period ended June 30, 2017. The decrease related to a decrease in accounts payable and accrued liabilities of $6,175.

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2018 was $0, compared to $0 net cash used in investing activities during the three months ended June 30, 2017.

Financing Activities

Net cash used in financing activities during the three months ended June 30, 2018 was $0, compared to $0 net cash used in financing activities during the three months ended June 30, 2017.

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

We will require additional financing in order to enable us to proceed with our plan of operations. There is no assurance that any party will advance additional funds to us in order to continue our future plans for operations.

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

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of March 31, 2018, due to inadequate segregation of duties and effective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Controls

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

CARO HOLDINGS INC.
(Registrant)

Dated: October 11, 2018	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

