Form 10-Q
period 2018-09-30
Caro Holdings Inc.
filed 2018-11-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

7,705,000 common shares issued and outstanding as of November 14, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six months ended September 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,005	$1,671
Total Current Assets	2,005	1,671

TOTAL ASSETS	$2,005	$1,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,998	$13,600
Due to related party	15,411	500
Deferred revenue	500	-
Total Current Liabilities	29,909	14,100

TOTAL LIABILITIES	29,909	14,100

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(77,954)	(62,479)
Total Stockholders' Deficit	(27,904)	(12,429)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,005	$1,671

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$100	$-	$100	$-
Cost of Goods Sold	36	-	36	-
Gross Profit	$64	$-	$64	$-

Operating Expenses
General and administration	$9,227	$7,079	$15,539	$16,021
Total operating expenses	9,227	7,079	15,539	16,021

Net loss	$(9,163)	(7,079)	$(15,475)	$(16,021)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(15,475)	$(16,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,309	50
Deferred revenue	500	-
Net Cash Provided by (Used in) Operating Activities	334	(15,971)

Net Increase (Decrease) in Cash and Cash Equivalents	334	(15,971)
Cash and Cash Equivalents, beginning of period	1,671	24,171
Cash and Cash Equivalents, end of period	$2,005	$8,200

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$14,875	$-
Inventory costs paid by related party	$36	$-

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

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

Revenue Recognition

During the three months ended September 30, 2018, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s sales are derived from sock subscriptions to our customers. The Company recognizes revenue at a point in time when it satisfies its obligation by transferring control of the good to the customer. The cost of sales includes the cost of socks, delivery charges and label printing cost. Deferred revenue is recorded when consideration is received from a customer prior to transferring products to the customer under the terms of a sales contract.

During the six months ended September 30, 2018, the Company received $600 deposit from the customer subscriptions of socks and recognized revenue of $100 for the socks that have been delivered to the customers. The Company incurred cost of sales of $36, generating gross profit of $64. The remaining customer deposit of $500 was recorded as deferred revenue.

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $77,954 as of September 30, 2018, and a net loss of $15,475 for the six months ended September 30, 2018. The Company first generated revenues during three months ended September 30, 2018 and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2018 and September 30, 2017, the sole director and Chief Executive Officer (CEO) of the Company, Rozh Caroro, paid $14,875 and $0, respectively, on behalf of the Company for business operation purpose.

During the six months ended September 30, 2018, CEO paid inventory costs of $36 on behalf of the Company.

As of September 30, 2018 and March 31, 2018, there was $15,411 and $500 due to this related party, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

Our Current Business

We are engaged in the subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box includes a package of a pair of socks sent directly to a customer on a recurring basis. For example, a potential subscriber will subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes are a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests.

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

We have also started marketing our subscription boxes and we have received a favorable response from potential customers willing to subscribe to our sock subscription service. Our first sales occurred during in September 2018.

The Company is currently working with prospective customers to purchase the subscriptions boxes from our website as well as individual sales contracts for local customers.

We will continue to market our subscription boxes of socks in local markets and will begin testing the online marketing of our products in order to generate future sales.

___________

1 Jayakumar, A. (2014, April 7). Little-box retailing: Subscription services offer new possibilities to consumers, major outlets. Retrieved November 30, 2014, from http://www.washingtonpost.com/business/economy/tktktktk/2014/04/07/f68135b6-a92b-11e3-8d62-419db477a0e6_story.html

2 Hutt, K. (2014, April 8). Subscription Boxes Can Feel Like Christmas, But Are They Worth It? Retrieved November 30, 2014, from http://www.bbb.org/blog/2014/04/subscription-boxes-can-feel-like-christmas-but-are-they-worth-it/

3 Hayes, M. (2014, May 16). Subscription Boxes: Are They Worth The Money? Retrieved November 25, 2014, from http://www.forbes.com/sites/learnvest/2014/05/16/subscription-boxes-are-they-worth-the-money

4 Alvo, Greg. “5 Steps to a Successful Convenience Commerce Model”. Multichannel Merchant. Access Intelligence. Retrieved 21 October 2014

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended
	September 30,		Change
	2018	2017	Amount
Revenue	$100	$-	$100
Cost of Goods Sold	36	-	36
Gross Profit	64	-	64
Operating expenses	9,227	7,079	2,148
Loss from operations	(9,163)	(7,709)	(2,084)
Net loss	$(9,163)	$(7,079)	$(2,084)

During the three months ended September 30, 2018, we recognized revenue of $100 from stock subscription and incurred cost of sales of $36, generating gross profit of $64.

Operating expenses for the three months ended September 30, 2018 consisted of bank charges, filing fees, audit and accounting fees, legal fees and rent expense.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

	Six Months Ended
	September 30,		Change
	2018	2017	Amount
Revenue	$100	$-	$100
Cost of Goods Sold	36	-	36
Gross Profit	64	-	64
Operating expenses	15,539	16,021	(482)
Loss from operations	(15,475)	(16,021)	546
Net loss	$(15,475)	$(16,021)	$546

During the six months ended September 30, 2018, we recognized revenue of $100 from stock subscription and incurred cost of sales of $36, generating gross profit of $64.

Operating expenses for the six months ended September 30, 2018 consisted of bank charges, filing fees, audit and accounting fees, legal fees and rent expense.

Liquidity and Financial Condition

Working Capital

	As at	As at
	September 30, 2018	March 31, 2018
Current Assets	$2,005	$1,671
Current Liabilities	29,909	14,100
Working Capital (Deficiency)	$(27,904)	$(12,429)

Cash Flows

	Six Months Ended
	September 30,
	2018	2017
Cash provided by (used in) Operating Activities	$334	$(15,971)
Cash used in Investing Activities	$-	$-
Cash provided by Financing Activities	$-	$-
Net Increase (Decrease) In Cash During Period	$334	$(15,971)

Our total current assets as of September 30, 2018 were $2,005 as compared to total current assets of $1,671 as of March 31, 2018. The increase was primarily due to increase in cash and cash equivalents.

Our total current liabilities as of September 30, 2018 were $29,909 as compared to total current liabilities of $14,100 as of March 31, 2018. The increase was primarily attributed to increase in due to related party.

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

Operating Activities

Net cash provided by operating activities during the six months ended September 30, 2018 was $334, compared to $15,971 net cash used in operating activities during the six months ended September 30, 2017. The increase net cash provided by operating activities attributed to increase in accounts payable and increase in deferred revenue.

Investing Activities

Net cash used in investing activities during the six months ended September 30, 2018 was $0, compared to $0 net cash used in investing activities during the six months ended September 30, 2017.

Financing Activities

Net cash used in financing activities during the six months ended September 30, 2018 was $0, compared to $0 net cash used in financing activities during the six months ended September 30, 2017.

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

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s sales are derived from sock subscriptions to our customers. The Company recognizes revenue at a point in time when it satisfies its obligation by transferring control of the good to the customer. The cost of sales includes the cost of socks, delivery charges and label printing cost.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our company's financial statements.

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

CARO HOLDINGS INC.
(Registrant)

Dated: November 14, 2018	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

