Form 10-Q
period 2018-12-31
Caro Holdings Inc.
filed 2019-02-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

7,705,000 common shares issued and outstanding as of February 14, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine months ended December 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,879	$1,671
Total Current Assets	1,879	1,671

TOTAL ASSETS	$1,879	$1,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,398	$13,600
Due to related party	20,390	500
Deferred revenue	400	-
Total Current Liabilities	35,188	14,100

TOTAL LIABILITIES	35,188	14,100

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(83,359)	(62,479)
Total Stockholders’ Deficit	(33,309)	(12,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,879	$1,671

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$100	$-	$200	$-
Cost of Goods Sold	15	-	51	-
Gross Profit	$85	$-	$149	$-

Operating Expenses
General and administration	$5,490	$4,634	$21,029	$20,655
Total operating expenses	5,490	4,634	21,029	20,655

Net loss	$(5,405)	(4,634)	$(20,880)	$(20,655)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(20,880)	$(20,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,724	(2,250)
Deferred revenue	400	-
Net Cash Provided by (Used in) Operating Activities	244	(22,905)

Cash Flows from Financing Activities:
Repayment to related party	(36)	-
Net Cash Used in Financing Activities	$(36)	$-

Net Increase (Decrease) in Cash and Cash Equivalents	208	(22,905)
Cash and Cash Equivalents, beginning of period	1,671	24,171
Cash and Cash Equivalents, end of period	$1,879	$1,266

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$19,875	$-
Inventory costs paid by related party	$51	$-

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

Revenue Recognition

During the nine months ended December 31, 2018, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

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

During the nine months ended December 31, 2018, the Company received $600 deposit from the customer subscriptions of socks and recognized revenue of $200 for the socks that have been delivered to the customers. The Company incurred cost of sales of $51, generating gross profit of $149. The remaining customer deposit of $400 was recorded as deferred revenue.

NOTE 3 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $83,359 as of December 31, 2018, and a net loss of $20,880 for the nine months ended December 31, 2018. The Company first generated revenues during three months ended September 30, 2018 and is still in the early stages of establishing a market for the products it sells. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2018 and December 31, 2017, the sole director and Chief Executive Officer (CEO) of the Company, Rozh Caroro, paid $19,875 and $0, respectively, on behalf of the Company for business operation purpose.

During the nine months ended December 31, 2018, CEO paid inventory costs on behalf of the Company in the amount of $51, of which $36 had been repaid by the Company to the CEO during the same period.

As of December 31, 2018 and March 31, 2018, there was $20,390 and $500 due to this related party, respectively.

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

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

	Three Months Ended
	December 31,		Change
	2018	2017	Amount
Revenue	$100	$-	$100
Cost of Goods Sold	15	-	15
Gross Profit	85	-	85
Operating expenses	5,490	4,634	856
Loss from operations	(5,405)	(4,634)	(771)
Net loss	$(5,405)	$(4,634)	$(771)

During the three months ended December 31, 2018, we recognized revenue of $100 from stock subscription and incurred cost of sales of $15, generating gross profit of $85.

Operating expenses for the three months ended December 31, 2018 consisted of bank charges, filing fees, audit and accounting fees, transfer agent fees and rent expense.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

	Nine Months Ended
	December 31,		Change
	2018	2017	Amount
Revenue	$200	$-	$200
Cost of Goods Sold	51	-	51
Gross Profit	149	-	149
Operating expenses	21,029	20,655	374
Loss from operations	(20,880)	(20,655)	(225)
Net loss	$(20,880)	$(20,655)	$(225)

During the nine months ended December 31, 2018, we recognized revenue of $200 from stock subscription and incurred cost of sales of $51, generating gross profit of $149.

Operating expenses for the nine months ended December 31, 2018 consisted of bank charges, filing fees, audit and accounting fees, transfer agent fees and rent expense.

Liquidity and Financial Condition

Working Capital

	As at	As at
	December 31, 2018	March 31, 2018
Current Assets	$1,879	$1,671
Current Liabilities	35,188	14,100
Working Capital (Deficiency)	$(33,309)	$(12,429)

Cash Flows

	Nine Months Ended
	December 31,
	2018	2017
Cash provided by (used in) Operating Activities	$244	$(22,905)
Cash used in Investing Activities	$-	$-
Cash used in Financing Activities	$(36)	$-
Net Increase (Decrease) In Cash During Period	$208	$(22,905)

Our total current assets as of December 31, 2018 were $1,879 as compared to total current assets of $1,671 as of March 31, 2018. The increase was primarily due to increase in cash and cash equivalents.

Our total current liabilities as of December 31, 2018 were $35,188 as compared to total current liabilities of $14,100 as of March 31, 2018. The increase was primarily attributed to increase in due to related party.

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

Operating Activities

Net cash provided by operating activities during the nine months ended December 31, 2018 was $244, compared to $22,905 net cash used in operating activities during the nine months ended December 31, 2017. The increase in net cash provided by operating activities is attributed to increase in accounts payable and increase in deferred revenue.

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2018 was $0, compared to $0 net cash used in investing activities during the nine months ended December 31, 2017.

Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2018 was $36, compared to $0 net cash used in financing activities during the nine months ended December 31, 2017. The increase of cash used in financing activities was due to repayment made to shareholder.

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

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

________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: February 14, 2019	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

