Form 10-K
period 2019-03-31
Caro Holdings Inc.
filed 2019-08-01
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

7,705,000 common shares as of August 1, 2019.

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

We have generated minimal revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription based ecommerce businesses, referred to as "subcom" for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes are rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We expect our advanced site to be ready by September of 2019.

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

__________________________

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

Seasonality

Our quarterly results of operations have fluctuated, and are expected to continue to fluctuate in the future, primarily as a result of seasonal variances and the timing of sales. Non-capital expenditures, such as advertising and payroll, incurred prior to the opening of a potential new store will be charged to expense as incurred. Therefore, our results of operations may be adversely affected in any quarter in which we incur pre-opening expenses related to the opening of new stores.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available from the SEC website at www.sec.gov and on our corporate website at www.caroholdings.com.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal business and corporate address is 28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines 1230; our telephone number is +632-893-8909. Our facilities are provided for approximately $10.5 per month. We have no intention of finding, in the near future, other facilities during our development stage.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Our corporate website is http://www.caroholdings.com.

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

On August 1, 2019, the shareholders’ list showed 39 registered shareholders with 7,705,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended March 31, 2019, which are included herein.

Our operating results for the year ended March 31, 2019, for the year ended March 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	For the Years Ended
	March 31,		Change
	2019	2018	Amount	%
Revenue	$600	$-	$600	-
Cost of Goods Sold	108	-	108	-
Gross Profit	492	-	492	-
Operating expenses	28,806	32,100	(3,294)	10%
Net loss	$(28,314)	$(32,100)	$3,786	(12)%

During the year ended March 31, 2019, we recognized revenue of $600 from sock subscriptions and incurred cost of sales of $108, generating gross profit of $492.

Operating expenses for the year ended March 31, 2019 consisted of bank charges, filing fees, audit and accounting fees, transfer agent fees, rent expense and office general expenses were $28,806 compared to $32,100 for the year ended March 31, 2018. The decrease in operating expenses was primarily as a result of decrease in professional fees.

Liquidity and Financial Condition

Working Capital

	March 31, 2019	March 31, 2018
Current assets	$2,470	$1,671
Current liabilities	43,213	14,100
Working deficit	$(40,743)	$(12,429)

Cash Flows

	For the Years Ended
	March 31,
	2019	2018
Cash provided by (used in) operating activities	$79	$(23,000)
Cash provided by (used in) financing activities	$(36)	$500
Net increase (decrease) in cash and cash equivalents during period	$43	$(22,500)

Our total current assets as of March 31, 2019 were $2,470 as compared to total current assets of $1,671 as of March 31, 2018. The increase was primarily due to increase in cash and cash equivalents and prepaid expenses.

Our total current liabilities as of March 31, 2019 were $43,213 as compared to total current liabilities of $14,100 as of March 31, 2018. The increase was primarily attributed to increase in due to related party.

Operating Activities

For the year ended March 31, 2019, net cash provided by operating activities was $79, related to our net loss of $28,314, increase in accounts payable and accrued liabilities of $29,149 and increase in prepaid expenses of $756.

For the year ended March 31, 2018, net cash used in operating activities was $23,000, related to our net loss of $32,100 and increase in accounts payable and accrued liabilities of $9,100.

Investing Activities

The Company did not use any funds for investing activities in the years ended March 31, 2019 and March 31, 2018.

Financing Activities

For the year ended March 31, 2019, net cash used in financing activities was $36 from repayment to the CEO of the Company, compare to $500 net cash provided by financing activities from advances from the CEO of the Company for the year ended March 31, 2018.

Cash Requirements

During the year ended March 31, 2019, we had cash on hand of $1,714 as of March 31, 2019. As of the date of this report, we have generated revenue of $600 from our business operations.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	60,000
Transfer agent fees	5,000
Professional fees	18,000
Total	83,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $83,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Revenue Recognition

During the year ended March 31, 2019, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

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

During the year ended March 31, 2019, the Company recognized revenue of $600 for the socks that have been delivered to the customers. The Company incurred cost of sales of $108, generating gross profit of $492.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Prepaid Expenses

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

As of March 31, 2019, prepaid expenses were $756 related to annual agent service fees from April 2019 to March 2020.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes.” Pursuant to ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2019, there were no unrecognized tax benefits.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company regularly reviews and analyses the recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CARO HOLDINGS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Caro Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Caro Holdings Inc. (the “Company”) as of March 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

August 1, 2019

CARO HOLDINGS INC.

BALANCE SHEETS

	March 31,	March 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$1,714	$1,671
Prepaid expenses	756	-
Total Current Assets	2,470	1,671

TOTAL ASSETS	$2,470	$1,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,573	$13,600
Due to related party	29,640	500
Total Current Liabilities	43,213	14,100

TOTAL LIABILITIES	43,213	14,100

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid-in capital	49,973	49,973
Accumulated deficit	(90,793)	(62,479)
Total Stockholders' Deficit	(40,743)	(12,429)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,470	$1,671

The accompanying notes are an integral part of these financial statements.

F-2

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2019	2018

Revenues	$600	$-
Cost of Goods Sold	108	-
Gross Profit	$492	$-

Operating Expenses
General and administration	$28,806	$32,100
Total operating expenses	28,806	32,100

Net loss	$(28,314)	$(32,100)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED MARCH 31, 2019 and 2018

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholder's Equity (Deficit)

Balance - March 31, 2017	7,705,000	$77	$49,973	$(30,379)	$19,671

Net loss	-	-	-	(32,100)	(32,100)
Balance - March 31, 2018	7,705,000	$77	$49,973	$(62,479)	$(12,429)

Net loss	-	-	-	(28,314)	(28,314)
Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(28,314)	$(32,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(756)	-
Accounts payable and accrued liabilities	29,149	9,100
Net Cash Provided by (Used in) Operating Activities	79	(23,000)
Cash Flows from Financing Activities:
Advancement from related party	-	500
Repayment to related party	(36)	-
Net Cash Provided by (Used in) Financing Activities	(36)	500

Net Increase (Decrease) in Cash and Cash Equivalents	43	(22,500)
Cash and Cash Equivalents, beginning of period	1,671	24,171
Cash and Cash Equivalents, end of period	$1,714	$1,671

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$29,125	$-
Inventory costs paid by related party	$51	$-

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $90,793, and a net loss of $28,314 for the year ended March 31, 2019. The Company generated revenues in the amount of $600 during the year ended March 31, 2019, however, the amount is not sufficient to cover its operating expenses. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

During the year ended March 31, 2019, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

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

During the year ended March 31, 2019, the Company recognized revenue of $600 for the socks that have been delivered to the customers. The Company incurred cost of sales of $108, generating gross profit of $492.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes.” Pursuant to ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2019, there were no unrecognized tax benefits.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company regularly reviews and analyses the recent accounting pronouncements.

NOTE 4 – INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended March 31, 2018 including a reduction in the corporate tax rate from 35% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of March 31, 2019 and 2018 are as follows:

	March 31,	March 31,
	2019	2018
Net operating loss carryforward	$(90,793)	$(62,479)
Tax rate	21%	21%
Deferred tax asset	19,067	13,121
Less: Valuation allowance	(19,067)	(13,121)
Deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2019, the sole director and Chief Executive Officer (CEO) of the Company paid $29,125 on behalf of the Company for business operation purpose and paid inventory costs on behalf of the Company in the amount of $51, of which $36 had been repaid by the Company to the CEO during the same period.

During the year ended March 31, 2018, the CEO of the Company made advancement of $500 to the Company.

As of March 31, 2019 and March 31, 2018, there was $29,640 and $500 due to this related party, respectively. The loan is non-interest bearing, due upon demand and unsecured.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Based upon that evaluation, including our President and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rozh Caroro	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	43	March 29, 2016

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

(d)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Rozh Caroro President,	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, CFO, Treasurer and Director	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended March 31, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2019 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 1, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rozh Caroro Candanay Norte, Siquijor, Siquijor	4,500,000 Common Shares Direct	58.40%
Directors and Executive Officers as a Group	4,500,000 Common Shares	58.40%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 1, 2019. As of August 1, 2019 there were 7,705,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2019 and for fiscal year ended March 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2019	March 31, 2018
Audit Fees	$14,500	$14,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,500	$14,500

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

Caro Holdings Inc.
(Registrant)

Dated: August 1, 2019	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 1, 2019	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

