Form 10-Q
period 2019-06-30
Caro Holdings Inc.
filed 2019-10-18
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

7,705,000 shares of common stock issued and outstanding as of October 18, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three months ended June 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	June 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,621	$1,714
Prepaid expenses	550	756
Total Current Assets	2,171	2,470

TOTAL ASSETS	$2,171	$2,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,786	$13,573
Due to related party	29,640	29,640
Total Current Liabilities	46,426	43,213

TOTAL LIABILITIES	46,426	43,213

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(94,305)	(90,793)
Total Stockholders’ Deficit	(44,255)	(40,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,171	$2,470

The accompanying notes are an integral part of these unaudited financial statements.

3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2019	2018

Operating Expenses
General and administration	$3,512	$6,312
Total operating expenses	3,512	6,312

Net loss	$(3,512)	$(6,312)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

 (Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(3,512)	(3,512)
Balance - June 30, 2019	7,705,000	$77	$49,973	$(94,305)	$(44,255)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - March 31, 2018	7,705,000	$77	$49,973	$(62,479)	$(12,429)

Net loss	-	-	-	(6,312)	(6,312)
Balance - June 30, 2018	7,705,000	$77	$49,973	$(68,791)	$(18,741)

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(3,512)	$(6,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	206	-
Accounts payable and accrued liabilities	3,213	6,175
Net Cash Used in Operating Activities	(93)	(137)

Net Decrease in Cash and Cash Equivalents	(93)	(137)
Cash and Cash Equivalents, beginning of period	1,714	1,671
Cash and Cash Equivalents, end of period	$1,621	$1,534

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$-	$10,775

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (“we”, “our”, the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $94,305 as of June 30, 2019, and a net loss of $3,512 for the three months ended June 30, 2019. The Company did not generate revenues during the three months ended June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 1, 2019.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019 and June 30, 2018, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $0 and $10,775, respectively, on behalf of the Company for business operation purpose.

As of June 30, 2019 and March 31, 2019, there was $29,640 and $29,640 due to this related party, respectively.

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

We are a small early stage company. To date, our company’s activities have been limited to the sourcing of our advertising channels, initial branding efforts, and in our formation and the raising of equity capital.

We have generated minimal revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our business and corporate address is 28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines 1230. Our telephone number is +632 893-0909 and our registered agent for service of process is Resident Agents of Nevada Inc. 711 S Carson Street, Suite 4, Carson City, NV, 89701. Our corporate website is http://www.caroholdings.com/.

We do not have any subsidiaries.

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

_______________

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,		Change
	2019	2018	Amount
Revenue	$-	$-	$-
Operating expenses	3,512	6,312	(2,800)
Loss from operations	(3,512)	(6,312)	2,800
Net loss	$(3,512)	$(6,312)	$2,800

Operating expenses for the three months ended June 30, 2019 consisted of filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The decrease in operating expenses was primarily as a result of decrease in professional fees.

Liquidity and Financial Condition

Working Capital

	June 30, 2019	March 31, 2019
Current assets	$2,171	$2,470
Current liabilities	46,426	43,213
Working deficit	$(44,255)	$(40,743)

 Our total current assets as of June 30, 2019 were $2,171 as compared to total current assets of $2,470 as of March 31, 2019. The decrease was primarily due to decrease in cash and cash equivalents and prepaid expenses.

Our total current liabilities as of June 30, 2019 were $46,426 as compared to total current liabilities of $43,213 as of March 31, 2019. The increase was primarily attributed to increase in accounts payable and accrued liabilities.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2019, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved limited operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flows

	For Three Ended
	June 30,
	2019	2018
Cash used in operating activities	$(93)	$(137)
Net decrease in cash and cash equivalents during period	$(93)	$(137)

Operating Activities

For the three months ended June 30, 2019, net cash used in operating activities was $93, related to our net loss of $3,512, reduced by an increase in accounts payable and accrued liabilities of $3,213 and decrease in prepaid expenses of $206.

For the three months ended June 30, 2018, net cash used in operating activities was $137, related to our net loss of $6,312 reduced by an increase in accounts payable and accrued liabilities of $6,175

Investing Activities

The Company did not use any funds for investing activities during the three months ended June 30, 2019 and June 30, 2018.

Financing Activities

The Company did not use any funds for financing activities during three months ended June 30, 2019 and June 30, 2018.

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

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of March 31, 2019, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: October 18, 2019	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

