Form 10-Q
period 2019-09-30
Caro Holdings Inc.
filed 2020-01-17
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

7,7,05,000 shares of common stock issued and outstanding as of January 17, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six months ended September 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,492	$1,714
Prepaid expenses	344	756
Total Current Assets	1,836	2,470

TOTAL ASSETS	$1,836	$2,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,986	$13,573
Due to related party	43,390	29,640
Total Current Liabilities	55,376	43,213

TOTAL LIABILITIES	55,376	43,213

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(103,590)	(90,793)
Total Stockholders’ Deficit	(53,540)	(40,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,836	$2,470

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$-	$100	$-	$100
Cost of Goods Sold	-	36	-	36
Gross Profit	$-	$64	$-	$64

Operating Expenses
General and administration	$9,285	$9,227	$12,797	$15,539
Total operating expenses	9,285	9,227	12,797	15,539

Net loss	$(9,285)	(9,163)	$(12,797)	$(15,475)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid- in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(3,512)	(3,512)
Balance - June 30, 2019	7,705,000	$77	$49,973	$(94,305)	$(44,255)

Net loss	-	-	-	(9,285)	(9,285)
Balance - September 30, 2019	7,705,000	$77	$49,973	$(103,590)	$(53,540)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid- in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - March 31, 2018	7,705,000	$77	$49,973	$(62,479)	$(12,429)

Net loss	-	-	-	(6,312)	(6,312)
Balance - June 30, 2018	7,705,000	$77	$49,973	$(68,791)	$(18,741)

Net loss	-	-	-	(9,163)	(9,163)
Balance - September 30, 2018	7,705,000	$77	$49,973	$(77,954)	$(27,904)

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(12,797)	$(15,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	412	-
Accounts payable and accrued liabilities	12,163	15,309
Deferred revenue	-	500
Net Cash Provided by (Used in) Operating Activities	(222)	334

Net Increase (Decrease) in Cash and Cash Equivalents	(222)	334
Cash and Cash Equivalents, beginning of period	1,714	1,671
Cash and Cash Equivalents, end of period	$1,492	$2,005

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$13,750	$14,875
Inventory costs paid by related party	$-	$36

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $103,590, and a net loss of $12,797 for the six months ended September 30, 2019. The Company did not generate revenues during the six months ended September 30, 2019. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2019 and September 30, 2018, the sole director and Chief Executive Officer of the Company, Rozh Caroro, paid $13,750 and $14,875, respectively, on behalf of the Company for business operation purpose.

As of September 30, 2019 and March 31, 2019, there was $43,390 and $29,640 due to this related party, respectively.

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription based ecommerce businesses, referred to as “subcom” for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes is rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We expect our advanced site to be ready by 2020.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,		Change
	2019	2018	Amount
Revenue	$-	$100	$(100)
Cost of Goods Sold	-	36	(36)
Gross Profit	-	64	(64)
Operating expenses	9,285	9,227	58
Loss from operations	(9,285)	(9,163)	(122)
Net loss	$(9,285)	$(9,163)	$(122)

__________________

1	Jayakumar, A. (2014, April 7). Little-box retailing: Subscription services offer new possibilities to consumers, major outlets. Retrieved November 30, 2014, from http://www.washingtonpost.com/business/economy/tktktktk/2014/04/07/f68135b6-a92b-11e3-8d62-419db477a0e6_story.html
2	Hutt, K. (2014, April 8). Subscription Boxes Can Feel Like Christmas, But Are They Worth It? Retrieved November 30, 2014, from http://www.bbb.org/blog/2014/04/subscription-boxes-can-feel-like-christmas-but-are-they-worth-it/
3	Hayes, M. (2014, May 16). Subscription Boxes: Are They Worth The Money? Retrieved November 25, 2014, from http://www.forbes.com/sites/learnvest/2014/05/16/subscription-boxes-are-they-worth-the-money
4	Alvo, Greg. “5 Steps to a Successful Convenience Commerce Model”. Multichannel Merchant. Access Intelligence. Retrieved 21 October 2014

During the three months ended September 30, 2019, we did not generate revenues. During the three months ended September 30, 2018, we recognized revenue of $100 from sock subscriptions and incurred cost of sales of $36, generating gross profit of $64.

Operating expenses for the three months ended September 30, 2019 consisted of business license fees, filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018

	Six Months Ended
	September 30,		Change
	2019	2018	Amount
Revenue	$-	$100	$(100)
Cost of Goods Sold	-	36	(36)
Gross Profit	-	64	(64)
Operating expenses	12,797	15,539	(2,742)
Loss from operations	(12,797)	(15,475)	2,678
Net loss	$(12,797)	$(15,475)	$2,678

During the six months ended September 30, 2019, we did not generate revenues. During the six months ended September 30, 2018, we recognized revenue of $100 from sock subscriptions and incurred cost of sales of $36, generating gross profit of $64.

Operating expenses for the six months ended September 30, 2019 consisted of business license fees, filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The decrease in operating expenses was primarily as a result of decrease in professional fees and general administrative expenses.

Liquidity and Financial Condition

Working Capital

	September 30, 2019	March 31, 2019
Current Assets	$1,836	$2,470
Current Liabilities	55,376	43,213
Working Capital (Deficiency)	$(53,540)	$(40,743)

Our total current assets as of September 30, 2019 were $1,836 as compared to total current assets of $2,470 as of March 31, 2019. The decrease was primarily due to decrease in cash and cash equivalents and prepaid expenses.

Our total current liabilities as of September 30, 2019 were $55,376 as compared to total current liabilities of $43,213 as of March 31, 2019. The increase was primarily attributed to an increase in due to related party.

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

Cash Flows

	Six Months Ended
	September 30,
	2019	2018
Cash Provided By (Used In) Operating Activities	$(222)	$334
Net Increase (Decrease) In Cash During Period	$(222)	$334

Operating Activities

For the six months ended September 30, 2019, net cash used in operating activities was $222, related to our net loss of $12,797, reduced by an increase in accounts payable and accrued liabilities of $12,163 and decrease in prepaid expenses of $412.

For the six months ended September 30, 2018, net cash provided by operating activities was $334, related to our net loss of $15,475 reduced by an increase in accounts payable and accrued liabilities of $15,309 and an increase in deferred revenue of $500.

Investing Activities

We did not use any funds for investing activities during the six months ended September 30, 2019 and September 30, 2018.

Financing Activities

We did not use any funds for financing activities during six months ended September 30, 2019 and September 30, 2018.

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

CARO HOLDINGS INC.
(Registrant)
Dated: January 17, 2020	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

