Form 10-Q
period 2019-12-31
Caro Holdings Inc.
filed 2020-02-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

7,705,000 shares of common stock issued and outstanding as of February 14, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine months ended December 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	December 31,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,547	$1,714
Prepaid expenses	138	756
Total Current Assets	1,685	2,470

TOTAL ASSETS	$1,685	$2,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,300	$13,573
Due to related party	53,376	29,640
Total Current Liabilities	58,676	43,213

TOTAL LIABILITIES	58,676	43,213

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(107,041)	(90,793)
Total Stockholders’ Deficit	(56,991)	(40,743)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,685	$2,470

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$-	$100	$-	$200
Cost of Goods Sold	-	15	-	51
Gross Profit	$-	$85	$-	$149

Operating Expenses
General and administration	$3,451	$5,490	$16,248	$21,029
Total operating expenses	3,451	5,490	16,248	21,029

Net loss	$(3,451)	(5,405)	$(16,248)	$(20,880)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(3,512)	(3,512)
Balance - June 30, 2019	7,705,000	$77	$49,973	$(94,305)	$(44,255)

Net loss	-	-	-	(9,285)	(9,285)
Balance - September 30, 2019	7,705,000	$77	$49,973	$(103,590)	$(53,540)

Net loss	-	-	-	(3,451)	(3,451)
Balance - December 31, 2019	7,705,000	$77	$49,973	$(107,041)	$(56,991)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - March 31, 2018	7,705,000	$77	$49,973	$(62,479)	$(12,429)

Net loss	-	-	-	(6,312)	(6,312)
Balance - June 30, 2018	7,705,000	$77	$49,973	$(68,791)	$(18,741)

Net loss	-	-	-	(9,163)	(9,163)
Balance - September 30, 2018	7,705,000	$77	$49,973	$(77,954)	$(27,904)

Net loss	-	-	-	(5,405)	(5,405)
Balance - December 31, 2018	7,705,000	$77	$49,973	$(83,359)	$(33,309)

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(16,248)	$(20,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	618	-
Accounts payable and accrued liabilities	15,263	20,724
Deferred revenue	-	400
Net Cash Provided by (Used in) Operating Activities	(367)	244

Cash Flows from Financing Activities:
Advancement from related party	200	-
Repayment to related party	-	(36)
Net Cash Provided By (Used in) Financing Activities	200	(36)

Net Increase (Decrease) in Cash and Cash Equivalents	(167)	208
Cash and Cash Equivalents, beginning of period	1,714	1,671
Cash and Cash Equivalents, end of period	$1,547	$1,879

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$23,536	$19,875
Inventory costs paid by related party	$-	$51

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $107,041, and a net loss of $16,248 for the nine months ended December 31, 2019. The Company did not generate revenues during the nine months ended December 31, 2019. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Related Parties

We follow ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2019, the sole director and Chief Executive Officer (“CEO”) of the Company, Rozh Caroro, paid $23,536 on behalf of the Company for business operation purpose and made advancement of $200 to the Company.

During the nine months ended December 31, 2018, the CEO of the Company paid $19,875 on behalf of the Company for business operation purpose.

As of December 31, 2019, and March 31, 2019, there was $53,376 and $29,640 due to this related party, respectively.

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription-based ecommerce businesses, referred to as “subcom” for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes is rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We expect our advanced site to be ready by 2020.

Results of Operations

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

	Three Months Ended
	December 31,		Change
	2019	2018	Amount
Revenue	$-	$100	$(100)
Cost of Goods Sold	-	15	(15)
Gross Profit	-	85	(85)
Operating expenses	3,451	5,490	(2,039)
Loss from operations	(3,451)	(5,405)	1,954
Net loss	$(3,451)	$(5,405)	$1,954

______________

[1]Jayakumar, A. (2014, April 7). Little-box retailing: Subscription services offer new possibilities to consumers, major outlets. Retrieved November 30, 2014, from http://www.washingtonpost.com/business/economy/tktktktk/2014/04/07/f68135b6-a92b-11e3-8d62-419db477a0e6_story.html

[2]Hutt, K. (2014, April 8). Subscription Boxes Can Feel Like Christmas, But Are They Worth It? Retrieved November 30, 2014, from http://www.bbb.org/blog/2014/04/subscription-boxes-can-feel-like-christmas-but-are-they-worth-it/

[3]Hayes, M. (2014, May 16). Subscription Boxes: Are They Worth The Money? Retrieved November 25, 2014, from http://www.forbes.com/sites/learnvest/2014/05/16/subscription-boxes-are-they-worth-the-money
[4]Alvo, Greg. 5 Steps to a Successful Convenience Commerce Model . Multichannel Merchant. Access Intelligence. Retrieved 21 October 2014

During the three months ended December 31, 2019, we did not generate revenues. During the three months ended December 31, 2018, we recognized revenue of $100 from sock subscriptions and incurred cost of sales of $15, generating gross profit of $85.

Operating expenses for the three months ended December 31, 2019 consisted of business license fees, filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses.

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018

	Nine Months Ended
	December 31,		Change
	2019	2018	Amount
Revenue	$-	$200	$(200)
Cost of Goods Sold	-	51	(51)
Gross Profit	-	149	(149)
Operating expenses	16,248	21,029	(4,781)
Loss from operations	(16,248)	(20,880)	4,632
Net loss	$(16,248)	$(20,880)	$4,632

During the nine months ended December 31, 2019, we did not generate revenues. During the nine months ended December 31, 2018, we recognized revenue of $200 from sock subscriptions and incurred cost of sales of $51, generating gross profit of $149.

Operating expenses for the nine months ended December 31, 2019 consisted of business license fees, filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The decrease in operating expenses was primarily as a result of decrease in professional fees and general administrative expenses.

Liquidity and Financial Condition

Working Capital

	December 31, 2019	March 31, 2019
Current Assets	$1,685	$2,470
Current Liabilities	58,676	43,213
Working Capital (Deficiency)	$(56,991)	$(40,743)

Our total current assets as of December 31, 2019 were $1,685 as compared to total current assets of $2,470 as of March 31, 2019. The decrease was primarily due to a decrease in cash and cash equivalents and prepaid expenses.

Our total current liabilities as of December 31, 2019 were $58,676 as compared to total current liabilities of $43,213 as of March 31, 2019. The increase was primarily attributed to an increase in due to related party.

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

Cash Flows

	Nine Months Ended
	December 31,
	2019	2018
Cash provided by (used in) Operating Activities	$(367)	$244
Cash provided by (used in) Financing Activities	$200	$(36)
Net Increase (Decrease) In Cash During Period	$(167)	$208

Operating Activities

For the nine months ended December 31, 2019, net cash used in operating activities was $367, related to our net loss of $16,248, reduced by a decrease in prepaid expenses of $618 and an increase in accounts payable and accrued liabilities of $15,263.

For the nine months ended December 31, 2018, net cash provided by operating activities was $244, related to our net loss of $20,880, reduced by an increase in accounts payable and accrued liabilities of $20,724 and an increase in deferred revenue of $400.

Investing Activities

We did not use any funds for investing activities for the nine months ended December 31, 2019 and December 31, 2018.

Financing Activities

For the nine months ended December 31, 2019, net cash provided by financing activities was $200, compared to $36 net cash used in financing activities for the nine months ended December 31, 2018.

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

CARO HOLDINGS INC.
(Registrant)

Dated: February 14, 2020	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

