Form 10-K
period 2020-03-31
Caro Holdings Inc.
filed 2020-08-27
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2020

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2019, was $32,050 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

7,705,000 common shares as of August 27, 2020.

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

We have no revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription based ecommerce businesses, referred to as "subcom" for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes are rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We expect our advanced site to be ready by the end of November 2020.

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

Buying

Our buying responsibilities will be to identify evolving fashion trends and developing themes to guide our merchandising strategy. We will develop fashion themes and strategies by identifying trends and assessing how they best apply to our target customer, shopping appropriate domestic and international markets, using fashion services, and gathering references from industry publications. We then plan on working closely with vendors to use colors, materials, and designs that create images consistent with the themes for our product offerings.

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

On August 27, 2020, the shareholders’ list showed 39 registered shareholders with 7,705,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2020.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended March 31, 2020, which are included herein.

Our operating results for the year ended March 31, 2020, for the year ended March 31, 2019 and the changes between those periods for the respective items are summarized as follows:

	For the Years Ended
	March 31,		Change	Change
	2020	2019	Amount	Percentage
Revenue	$-	$600	$(600)	-
Cost of Goods Sold	-	108	(108)	-
Gross Profit	-	492	(492)	-
Operating expenses	26,819	28,806	(1,987)	(7)%
Loss from operations	(26,819)	(28,314)	1,495	(5)%
Net loss	$(26,819)	$(28,314)	$1,495	(5)%

During the year ended March 31, 2020, we did not generate revenues. During the year ended March 31, 2019, we recognized revenue of $600 from sock subscriptions and incurred cost of sales of $108, generating gross profit of $492.

Operating expenses for the year ended March 31, 2020 consisted of business license fees, filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The decrease in operating expenses was primarily as a result of decrease in professional fees and general administrative expenses.

Liquidity and Financial Condition

Working Capital

	March 31, 2020	March 31, 2019
Current Assets	$1,414	$2,470
Current Liabilities	68,976	43,213
Working Deficit	$(67,562)	$(40,743)

Cash Flows

	For the Years Ended
	March 31,
	2020	2019
Cash provided by (used in) Operating Activities	$(500)	$79
Cash provided by (used in) Financing Activities	$200	$(36)
Net Increase (Decrease) In Cash and Cash Equivalents During Period	$(300)	$43

Our total current assets as of March 31, 2020 were $1,414 as compared to total current assets of $2,470 as of March 31, 2019. The decrease was primarily due to decreases in cash and cash equivalents and prepaid expenses.

Our total current liabilities as of March 31, 2020 were $68,976 as compared to total current liabilities of $43,213 as of March 31, 2019. The increase was primarily attributed by an increase in due to related party.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2020, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved limited operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

For the year ended March 31, 2020, net cash used in operating activities was $500, related to our net loss of $26,819, reduced by a decrease in prepaid expenses of $756 and an increase in accounts payable and accrued liabilities of $25,563.

For the year ended March 31, 2019, net cash provided by operating activities was $79, related to our net loss of $28,314, increase in accounts payable and accrued liabilities of $29,149 and increase in prepaid expenses of $756.

Investing Activities

We did not use any funds for investing activities for the year ended March 31, 2020 and March 31, 2019.

Financing Activities

For the year ended March 31, 2020, net cash provided by financing activities was $200, compared to $36 net cash used in financing activities for the year ended March 31, 2019.

Cash Requirements

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	2,000
Transfer agent fees	3,000
Professional fees	25,000
Total	30,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $30,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

CARO HOLDINGS INC.

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Caro Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Caro Holdings Inc. (the “Company”) as of March 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

August 27, 2020

CARO HOLDINGS INC.

BALANCE SHEETS

	March 31,	March 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$1,414	$1,714
Prepaid expenses	-	756
Total Current Assets	1,414	2,470

TOTAL ASSETS	$1,414	$2,470

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,100	$13,573
Due to related party	55,876	29,640
Total Current Liabilities	68,976	43,213

TOTAL LIABILITIES	68,976	43,213

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value, 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(117,612)	(90,793)
Total Stockholders' Deficit	(67,562)	(40,743)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,414	$2,470

The accompanying notes are an integral part of these financial statements.

F-3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2020	2019

Revenues	$-	$600
Cost of Goods Sold	-	108
Gross Profit	$-	$492

Operating Expenses
General and administration	$26,819	$28,806
Total operating expenses	26,819	28,806

Net loss	$(26,819)	$(28,314)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2020 and 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - March 31, 2018	7,705,000	$77	$49,973	$(62,479)	$(12,429)

Net loss	-	-	-	(28,314)	(28,314)
Balance – March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(26,819)	(26,819)
Balance – March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

The accompanying notes are an integral part of these financial statements

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(26,819)	$(28,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	756	(756)
Accounts payable and accrued liabilities	25,563	29,149
Net Cash Provided by (Used in) Operating Activities	(500)	79

Cash Flows from Financing Activities:
Advancement from related party	200	-
Repayment to related party	-	(36)
Net Cash Provided By (Used in) Financing Activities	200	(36)

Net Increase (Decrease) in Cash and Cash Equivalents	(300)	43
Cash and Cash Equivalents, beginning of the year	1,714	1,671
Cash and Cash Equivalents, end of the year	$1,414	$1,714

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$26,036	$29,125
Inventory costs paid by related party	$-	$51

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $117,612, and a net loss of $26,819 for the year ended March 31, 2020. The Company did not generate revenues during the year ended March 31, 2020. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

During the year ended March 31, 2019, the Company generated its first time revenue since its establishment. The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2020, there were no unrecognized tax benefits.

Recently Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, Lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which the lessee’s obligation to make lease payments, arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represent the lessee’s right to sue, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method adjustment to the opening balance of retained earnings in the period of adoption.

On April 1, 2019, the Company adopted ASC topic 842, using the modified retrospective approach and elected to utilize the Optional Transition Method. The adoption did not impact the Company’s previously reported financial statements nor did it result in a cumulative adjustment to retained earnings as of April 1, 2019.

NOTE 4 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2020 and 2019, are as follows:

	March 31,	March 31,
	2020	2019
Net operating loss carryforward	$(117,612)	$(90,793)
Tax rate	21%	21%
Deferred tax asset	24,699	19,067
Less: Valuation allowance	(24,699)	(19,067)
Deferred tax asset	$-	$-

As of March 31, 2020, the Company had $117,612 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carryforward for twenty years, whereas NOLs generated after March 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2020 are subject to review by the tax authorities.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2020, the sole director and Chief Executive Officer (“CEO”) of the Company, Rozh Caroro, paid $26,036 on behalf of the Company for business operation purpose and made advancement of $200 to the Company.

During the year ended March 31, 2019, the CEO of the Company paid $29,125 on behalf of the Company for business operation purpose and paid inventory costs on behalf of the Company in the amount of $51, of which $36 had been repaid by the Company to the CEO during the same period.

As of March 31, 2020 and 2019, there was $55,876 and $29,640 due to this related party, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rozh Caro	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	44	March 29, 2016

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended March 31, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

(d)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Rozh Caroro President,	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, CFO, Treasurer and Director	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended March 31, 2020 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2020 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 27, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rozh Caroro Candanay Norte, Siquijor, Siquijor	4,500,000 Common Shares Direct	58.40%
Directors and Executive Officers as a Group	4,500,000 Common Shares	58.40%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 27, 2020. As of August 27, 2020, there were 7,705,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2020 and for fiscal year ended March 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2020	March 31, 2019
Audit Fees	$15,000	$14,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$14,500

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

Caro Holdings Inc.
(Registrant)

Dated: August 27, 2020	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 27, 2020	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

