Form 10-Q
period 2020-06-30
Caro Holdings Inc.
filed 2020-09-30
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

7,705,000 shares of common stock issued and outstanding as of September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three months ended June 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,266	$1,414
Prepaid expenses	3,853	-
Total Current Assets	5,119	1,414

TOTAL ASSETS	$5,119	$1,414

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,700	$13,100
Due to related party	61,728	55,876
Total Current Liabilities	79,428	68,976

TOTAL LIABILITIES	79,428	68,976

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(124,359)	(117,612)
Total Stockholders' Deficit	(74,309)	(67,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,119	$1,414

The accompanying notes are an integral part of these unaudited financial statements.

3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2020	2019

Operating Expenses
General and administration	$6,747	$3,512
Total operating expenses	6,747	3,512

Net loss	$(6,747)	$(3,512)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

Net loss	-	-	-	(6,747)	(6,747)
Balance - June 30, 2020	7,705,000	$77	$49,973	$(124,359)	$(74,309)

			Additional		Total
	Common Stock		Paid- in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(3,512)	(3,512)
Balance - June 30, 2019	7,705,000	$77	$49,973	$(94,305)	$(44,255)

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(6,747)	$(3,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(3,853)	206
Accounts payable and accrued liabilities	10,452	3,213
Net Cash Used in Operating Activities	(148)	(93)

Net Decrease in Cash and Cash Equivalents	(148)	(93)
Cash and Cash Equivalents, beginning of period	1,414	1,714
Cash and Cash Equivalents, end of period	$1,266	$1,621

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$5,852	$-

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $124,359, and a net loss of $6,747 for the three months ended June 30, 2020. The Company did not generate revenues during the three months ended June 30, 2020. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the SEC on August 27, 2020.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020 and 2019, the sole director and Chief Executive Officer (“CEO”) of the Company, Rozh Caroro, paid $5,852 and $0 on behalf of the Company for business operation purpose, respectively.

As of June 30, 2020 and March 31, 2020, there was $61,728 and $55,876 due to this related party, respectively.

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

__________

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months ended
	June 30,		Change	Change
	2020	2019	Amount	Percentage
Revenue	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Operating expenses	6,747	3,512	3,235	92%
Loss from operations	(6,747)	(3,512)	(3,235)	92%
Net loss	$(6,747)	$(3,512)	$(3,235)	92%

During the three months ended June 30, 2020 and 2019, we did not generate revenues.

Operating expenses for the three months ended June 30, 2020 consisted of business license fees, filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The decrease in operating expenses was primarily as a result of decrease in professional fees and general administrative expenses.

Liquidity and Financial Condition

Working Capital (Deficiency)

	June 30, 2020	March 31, 2020
Current Assets	$5,119	$1,414
Current Liabilities	79,428	68,976
Working Capital (Deficiency)	$(74,309)	$(67,562)

Cash Flows

	Three Months ended
	June 30,
	2020	2019
Cash used in Operating Activities	$(148)	$(93)
Net Decrease In Cash During Period	$(148)	$(93)

Our total current assets as of June 30, 2020 were $5,119 as compared to total current assets of $1,414 as of March 31, 2020. The increase was primarily due to increase in prepaid expenses.

Our total current liabilities as of June 30, 2020 were $79,428 as compared to total current liabilities of $68,976 as of March 31, 2020. The increase was primarily attributed by an increase in accounts payable and accrued liabilities and due to related party.

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

Operating Activities

For the three months ended June 30, 2020, net cash used in operating activities was $148, related to our net loss of $6,747, increased by an increase in prepaid expenses of $3,853 and reduced by an increase in accounts payable and accrued liabilities of $10,452.

For the three months ended June 30, 2019, net cash used in operating activities was $93, related to our net loss of $3,512, reduced by a decrease in prepaid expenses of $206 and an increase in accounts payable and accrued liabilities of $3,213.

Investing Activities

We did not use any funds for investing activities for the three months ended June 30, 2020 and June 30, 2019.

Financing Activities

We had no investing activities for the three months ended June 30, 2020 and June 30, 2019.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2020, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of June 30, 2020, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: September 30, 2020	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

