Form 10-Q
period 2020-09-30
Caro Holdings Inc.
filed 2020-11-13
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

7,705,000 shares of common stock issued and outstanding as of November 13, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six months ended September 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,460	$1,414
Total Current Assets	1,460	1,414

TOTAL ASSETS	$1,460	$1,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,683	$13,100
Due to related party	65,878	55,876
Total Current Liabilities	81,561	68,976

TOTAL LIABILITIES	81,561	68,976

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(130,151)	(117,612)
Total Stockholders’ Deficit	(80,101)	(67,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,460	$1,414

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating Expenses
General and administration	$5,792	$9,285	$12,539	$12,797
Total operating expenses	5,792	9,285	12,539	12,797

Net loss	$(5,792)	(9,285)	$(12,539)	$(12,797)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit

Balance - March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

Net loss	-	-	-	(6,747)	(6,747)
Balance - June 30, 2020	7,705,000	$77	$49,973	$(124,359)	$(74,309)

Net loss	-	-	-	(5,792)	(5,792)
Balance - September 30, 2020	7,705,000	$77	$49,973	$(130,151)	$(80,101)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid- in Capital	Accumulated Deficit	Stockholder’s Deficit

Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(3,512)	(3,512)
Balance - June 30, 2019	7,705,000	$77	$49,973	$(94,305)	$(44,255)

Net loss	-	-	-	(9,285)	(9,285)
Balance - September 30, 2019	7,705,000	$77	$49,973	$(103,590)	$(53,540)

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(12,539)	$(12,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	412
Accounts payable and accrued liabilities	12,235	12,163
Net Cash Used in Operating Activities	(304)	(222)

Cash Flows from Financing Activities:
Advancement from related party	350	-
Net Cash Provided By Financing Activities	350	-

Net Increase (Decrease) in Cash and Cash Equivalents	46	(222)
Cash and Cash Equivalents, beginning of period	1,414	1,714
Cash and Cash Equivalents, end of period	$1,460	$1,492

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$9,652	$13,750

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $130,151, and a net loss of $12,539 for the six months ended September 30, 2020. The Company did not generate revenues during the six months ended September 30, 2020. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2020 and 2019, the sole director and Chief Executive Officer (“CEO”) of the Company paid $9,652 and $13,750 on behalf of the Company for business operation purpose, respectively.

During the six months ended September 30, 2020 and 2019, the CEO of the Company made advancement of $350 and $0 to the Company, respectively.

As of September 30, 2020 and March 31, 2020, there was $65,878 and $55,876 due to this related party, respectively.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30,		Change
	2020	2019	Amount
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating expenses	5,792	9,285	(3,493)
Loss from operations	(5,792)	(9,285)	3,493
Net loss	$(5,792)	$(9,285)	$3,493

During the three months ended September 30, 2020 and 2019, we did not generate revenues.

Operating expenses for the three months ended September 30, 2020 consisted of filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The decrease in operating expenses was primarily as a result of decrease in professional fees and general administrative expenses.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019

	Six Months Ended
	September 30,		Change
	2020	2019	Amount
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Operating expenses	12,539	12,797	(258)
Loss from operations	(12,539)	(12,797)	258
Net loss	$(12,539)	$(12,797)	$258

During the six months ended September 30, 2020 and 2019, we did not generate revenues.

Operating expenses for the six months ended September 30, 2020 consisted of filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses.

Liquidity and Financial Condition

Working Capital (Deficiency)

	September 30, 2020	March 31, 2020
Current Assets	$1,460	$1,414
Current Liabilities	81,561	68,976
Working Capital (Deficiency)	$(80,101)	$(67,562)

Cash Flows

	Six Months Ended
	September 30,
	2020	2019
Cash used in Operating Activities	$(304)	$(222)
Net changes in cash during period	$46	$(222)

Our total current assets as of September 30, 2020 were $1,460 as compared to total current assets of $1,414 as of March 31, 2020. The increase was primarily due to increase in cash and cash equivalents.

Our total current liabilities as of September 30, 2020 were $81,561 as compared to total current liabilities of $68,976 as of March 31, 2020. The increase was primarily attributed by an increase in accounts payable and accrued liabilities and due to related party.

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

Operating Activities

For the six months ended September 30, 2020, net cash used in operating activities was $304, related to our net loss of $12,539, reduced by an increase in accounts payable and accrued liabilities of $12,235.

For the six months ended September 30, 2019, net cash used in operating activities was $222, related to our net loss of $12,797, reduced by a decrease in prepaid expenses of $412 and an increase in accounts payable and accrued liabilities of $12,163.

Investing Activities

We did not use any funds for investing activities for the six months ended September 30, 2020 and September 30, 2019.

Financing Activities

For the six months ended September 30, 2020, net cash provided from financing activities was $350 from advancement from the director and CEO of the Company.

We had no financing activities for the six months ended September 30, 2019.

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

As disclosed in our Quarterly Report on Form 10-Q for the six months ended September 30, 2020, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of September 30, 2020, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: November 13, 2020	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

