Form 10-Q
period 2020-12-31
Caro Holdings Inc.
filed 2021-02-08
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

7,705,000 shares of common stock issued and outstanding as of February 2, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine months ended December 31, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	December 31,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,292	$1,414
Prepaid expenses	2,500	-
Total Current Assets	3,792	1,414

TOTAL ASSETS	$3,792	$1,414

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,833	$13,100
Due to related party	80,878	55,876
Total Current Liabilities	91,711	68,976

TOTAL LIABILITIES	91,711	68,976

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(137,969)	(117,612)
Total Stockholders' Deficit	(87,919)	(67,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,792	$1,414

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Operating Expenses
General and administration	$7,818	$3,451	$20,357	$16,248
Total operating expenses	7,818	3,451	20,357	16,248

Net loss	$(7,818)	(3,451)	$(20,357)	$(16,248)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

Net loss	-	-	-	(6,747)	(6,747)
Balance - June 30, 2020	7,705,000	$77	$49,973	$(124,359)	$(74,309)

Net loss	-	-	-	(5,792)	(5,792)
Balance - September 30, 2020	7,705,000	$77	$49,973	$(130,151)	$(80,101)

Net loss	-	-	-	(7,818)	(7,818)
Balance - December 31, 2020	7,705,000	$77	$49,973	$(137,969)	$(87,919)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid- in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(3,512)	(3,512)
Balance - June 30, 2019	7,705,000	$77	$49,973	$(94,305)	$(44,255)

Net loss	-	-	-	(9,285)	(9,285)
Balance - September 30, 2019	7,705,000	$77	$49,973	$(103,590)	$(53,540)

Net loss	-	-	-	(3,451)	(3,451)
Balance - December 31, 2019	7,705,000	$77	$49,973	$(107,041)	$(56,991)

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(20,357)	$(16,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	618
Accounts payable and accrued liabilities	22,385	15,263
Net Cash Used in Operating Activities	(472)	(367)

Cash Flows from Financing Activities:
Advancement from related party	350	200
Net Cash Provided by Financing Activities	350	200

Net Changes in Cash and Cash Equivalents	(122)	(167)
Cash and Cash Equivalents, beginning of period	1,414	1,714
Cash and Cash Equivalents, end of period	$1,292	$1,547

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$24,652	$23,536

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $137,969, and a net loss of $20,357 for the nine months ended December 31, 2020. The Company did not generate revenues during the nine months ended December 31, 2020. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2020 and 2019, the sole director and Chief Executive Officer (“CEO”) of the Company paid $24,652 and $23,536 on behalf of the Company for business operation purpose, respectively.

During the nine months ended December 31, 2020 and 2019, the CEO of the Company made advancement of $350 and $200 to the Company, respectively.

As of December 31, 2020 and March 31, 2020, there was $80,878 and $55,876 due to this related party, respectively.

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription-based ecommerce businesses, referred to as “subcom” for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes is rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We expect our advanced site to be ready by the end of March 2021.

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

Results of Operations

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

	Three Months Ended
	December 31,		Change	Change
	2020	2019	Amount	Percentage
Operating expenses	$7,818	$3,451	$4,367	127%
Loss from operations	(7,818)	(3,451)	(4,367)	127%
Net loss	$(7,818)	$(3,451)	$(4,367)	127%

During the three months ended December 31, 2020 and 2019, we did not generate revenues.

Operating expenses for the three months ended December 31, 2020 consisted of filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The increase in operating expenses was primarily as a result of increase in professional fees and general administrative expenses.

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019

	Nine Months Ended
	December 31,		Change	Change
	2020	2019	Amount	Percentage
Operating expenses	$20,357	$16,248	4,109	25%
Loss from operations	(20,357)	(16,248)	(4,109)	25%
Net loss	$(20,357)	$(16,248)	$(4,109)	25%

During the nine months ended December 31, 2020 and 2019, we did not generate revenues.

Operating expenses for the nine months ended December 31, 2020 consisted of filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The increase in operating expenses was primarily as a result of increase in professional fees and general administrative expenses.

Liquidity and Financial Condition

Working Capital (Deficiency)

	December 31, 2020	March 31, 2020
Current Assets	$3,792	$1,414
Current Liabilities	91,711	68,976
Working Capital (Deficiency)	$(87,919)	$(67,562)

Cash Flows

	Nine Months Ended
	December 31,
	2020	2019
Cash used in Operating Activities	$(472)	$(367)
Cash provided by Financing Activities	$350	$200
Net changes in cash during period	$(122)	$(167)

Our total current assets as of December 31, 2020 were $3,792 as compared to total current assets of $1,414 as of March 31, 2020. The increase was primarily due to increase in prepaid expenses.

Our total current liabilities as of December 31, 2020 were $91,711 as compared to total current liabilities of $68,976 as of March 31, 2020. The increase was primarily attributed by an increase in due to related party.

Working capital deficiency increased from $67,52 as of March 31, 2020 to $87,919 as of December 31, 2020 mainly due to an increase in due to related party.

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

Operating Activities

For the nine months ended December 31, 2020, net cash used in operating activities was $472, related to our net loss of $20,357, increased by an increase in prepaid expenses of $2,500 and reduced by a decrease in accounts payable and accrued liabilities of $22,385.

For the nine months ended December 31, 2019, net cash used in operating activities was $367, related to our net loss of $16,248, reduced by a decrease in prepaid expenses of $618 and a decrease in accounts payable and accrued liabilities of $15,263.

Investing Activities

We did not use any funds for investing activities for the nine months ended December 31, 2020 and December 31, 2019.

Financing Activities

For the nine months ended December 31, 2020 and 2019, net cash provided from financing activities was $350 and $200 from advancement from the director and CEO of the Company, respectively.

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

As disclosed in our Quarterly Report on Form 10-Q for the nine months ended December 31, 2020, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2020, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: February 8, 2021	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

