Form 10-K
period 2021-03-31
Caro Holdings Inc.
filed 2021-06-23
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2020, was $32,050 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

7,705,000 common shares as of June 23, 2021

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription based ecommerce businesses, referred to as "subcom" for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes are rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We expect our advanced site to be ready by the end of July 2021.

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

On June 2, 2021, the shareholders’ list showed 39 registered shareholders with 7,705,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2021.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2021, which are included herein.

Our operating results for the year ended March 31, 2021, for the year ended March 31, 2020 and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	March 31,		Change	Change
	2021	2020	Amount	Percentage
Operating expenses	$28,720	$26,819	1,901	7%
Loss from operations	(28,720)	(26,819)	(1,901)	7%
Net loss	$(28,720)	$(26,819)	$(1,901)	7%

During the year ended March 31, 2021 and March 31, 2020, we did not generate revenues.

Operating expenses consisted of business license fees, filing fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The increase in operating expenses during the year ended March 31, 2021 was primarily as a result of increase in professional fees.

Liquidity and Financial Condition

Working Capital

	March 31, 2021	March 31, 2020
Current Assets	$3,929	$1,414
Current Liabilities	100,211	68,976
Working Deficit	$(96,282)	$(67,562)

Cash Flows

	Years Ended
	March 31,
	2021	2020
Cash used in Operating Activities	$(635)	$(500)
Cash provided by Financing Activities	$650	$200
Net changes in cash during period	$15	$(300)

The working capital deficiency increased to $96,282 as of March 31, 2021 from $67,562 as of March 31, 2020 mainly due to an increase in current liabilities.

Our total current assets as of March 31, 2021 were $3,929 as compared to total current assets of $1,414 as of March 31, 2020. The increase was primarily due to increase in prepaid expenses for a legal service retainer.

Our total current liabilities as of March 31, 2021 were $100,211 as compared to total current liabilities of $68,976 as of March 31, 2020. The increase was primarily attributed by an increase in due to related party for payment of operation expenses made on behalf of the Company.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2021, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved limited operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Operating Activities

For the year ended March 31, 2021, net cash used in operating activities was $635, related to our net loss of $28,720, increased by an increase in prepaid expenses of $2,500 and reduced by an increase in accounts payable and accrued liabilities of $30,585.

For the year ended March 31, 2020, net cash used in operating activities was $500, related to our net loss of $26,819, reduced by a decrease in prepaid expenses of $756 and an increase in accounts payable and accrued liabilities of $25,563.

Investing Activities

We did not use any funds for investing activities for the year ended March 31, 2021 and March 31, 2020.

Financing Activities

For the year ended March 31, 2021 and 2020, net cash provided by financing activities was $650 and $200 from advancement from related party for payment of operation expenses, respectively.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	2,000
Transfer agent fees	3,000
Professional fees	30,000
Total	35,000

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $35,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

CARO HOLDINGS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Caro Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Caro Holdings Inc. (the “Company”) as of March 31, 2021 and 2020, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

June 23, 2021

CARO HOLDINGS INC.

BALANCE SHEETS

	March 31,	March 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,429	$1,414
Prepaid expenses	2,500	-
Total Current Assets	3,929	1,414

TOTAL ASSETS	$3,929	$1,414

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,833	$13,100
Due to related party	87,378	55,876
Total Current Liabilities	100,211	68,976

TOTAL LIABILITIES	100,211	68,976

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value, 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(146,332)	(117,612)
Total Stockholders' Deficit	(96,282)	(67,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,929	$1,414

The accompanying notes are an integral part of these financial statements.

F-3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2021	2020

Operating Expenses
General and administration	$28,720	$26,819
Total operating expenses	28,720	26,819

Net loss	$(28,720)	$(26,819)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2021 AND MARCH 31, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit

Balance - March 31, 2019	7,705,000	$77	$49,973	$(90,793)	$(40,743)

Net loss	-	-	-	(26,819)	(26,819)
Balance - March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

Net loss	-	-	-	(28,720)	(28,720)
Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$(96,282)

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net Loss	$(28,720)	$(26,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	756
Accounts payable and accrued liabilities	30,585	25,563
Net Cash Used in Operating Activities	(635)	(500)

Cash Flows from Financing Activities:
Advancement from related party	650	200
Net Cash Provided by Financing Activities	650	200

Net Changes in Cash and Cash Equivalents	15	(300)
Cash and Cash Equivalents, beginning of the year	1,414	1,714
Cash and Cash Equivalents, end of the year	$1,429	$1,414

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$30,852	$26,036

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $146,332, and a net loss of $28,720 for the year ended March 31, 2021. The Company did not generate revenues during the year ended March 31, 2021. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s financial instruments include cash and cash equivalents and accounts payable and accrued liabilities. It is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2021 and 2020, there were no unrecognized tax benefits (see Note 4).

Recently Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. For the Company, the new standard was effective on April 1, 2021 and we do not expect the adoption of this guidance to have a material impact on our financial statements.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2021 and 2020, are as follows:

	March 31,	March 31,
	2021	2020
Net operating loss carryforward	$(146,332)	$(117,612)
Tax Rate	21%	21%
Deferred tax asset	(30,730)	(24,699)
Less: Valuation allowance	30,730	24,699
Deferred tax asset	$-	$-

As of March 31, 2021, the Company had $146,332 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carryforward for twenty years, whereas NOLs generated after March 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2021 are subject to review by the tax authorities.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2021 and 2020, the sole director and Chief Executive Officer (“CEO”) of the Company paid $30,852 and $26,036 on behalf of the Company for business operation purpose, respectively.

During the years ended March 31, 2021 and 2020, the CEO of the Company made advancement of $650 and $200 to the Company, respectively.

As of March 31, 2021 and March 31, 2020, there was $87,378 and $55,876 due to this related party, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rozh Caro	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	45	March 29, 2016

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended March 31, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

(d)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Rozh Caroro President,	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, CFO, Treasurer and Director	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended March 31, 2021 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2021 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 2, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rozh Caroro Candanay Norte, Siquijor, Siquijor	4,500,000 Common Shares Direct	58.40%
Directors and Executive Officers as a Group	4,500,000 Common Shares	58.40%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 2, 2021. As of June 2, 2021, there were 7,705,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2021 and for fiscal year ended March 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2021	March 31, 2020
Audit Fees	$15,500	$15,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,500	$15,000

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

Caro Holdings Inc.
(Registrant)

Dated: June 23, 2021	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 23, 2021	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

