Form 10-Q
period 2021-06-30
Caro Holdings Inc.
filed 2021-08-23
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

7,705,000 shares of common stock issued and outstanding as of August 23, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three months ended June 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	June 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,220	$1,429
Prepaid expenses	2,500	2,500
Total Current Assets	3,720	3,929

TOTAL ASSETS	$3,720	$3,929

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,303	$12,833
Due to related party	103,878	87,378
Total Current Liabilities	119,181	100,211

TOTAL LIABILITIES	119,181	100,211

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value, 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(165,511)	(146,332)
Total Stockholders' Deficit	(115,461)	(96,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,720	$3,929

The accompanying notes are an integral part of these unaudited financial statements.

3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2021	2020

Operating Expenses
General and administration	$19,179	$6,747
Total operating expenses	19,179	6,747

Net loss	$(19,179)	$(6,747)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$(96,282)

Net loss	-	-	-	(19,179)	(19,179)
Balance - June 30, 2021	7,705,000	$77	$49,973	$(165,511)	$(115,461)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

Net loss	-	-	-	(6,747)	(6,747)
Balance - June 30, 2020	7,705,000	$77	$49,973	$(124,359)	$(74,309)

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(19,179)	$(6,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(3,853)
Accounts payable and accrued liabilities	18,970	10,452
Net Cash Used in Operating Activities	(209)	(148)

Net Changes in Cash and Cash Equivalents	(209)	(148)
Cash and Cash Equivalents, beginning of period	1,429	1,414
Cash and Cash Equivalents, end of period	$1,220	$1,266

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$16,500	$5,832

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $165,511, and a net loss of $19,179 for the three months ended June 30, 2021. The Company did not generate revenues during the three months ended June 30, 2021. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the SEC on June 23, 2021.

Related Parties

We follow ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Prepaid Expenses

Prepaid expenses relate to prepayment made for future services in advance and will be expensed over time as the benefit of the services is received in the future, expected within one year.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2021 and 2020, the sole director and Chief Executive Officer (“CEO”) of the Company paid $16,500 and $5,852 on behalf of the Company for business operation purpose, respectively.

As of June 30, 2021 and March 31, 2021, there was $103,878 and $87,378 due to this related party, respectively.

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

A subscription box is a package of retail products sent directly to a customer on a recurring basis. Subscription boxes are a marketing strategy and a method of product distribution. Subscription boxes are used by subscription-based ecommerce businesses, referred to as “subcom” for short, which follow a subscription business model. The subcom aims to target a wide range of customers and cater to a variety of specific needs and interests. The subscription box industry is nascent, so there exists minimal data. It is estimated that there are 400 to 600 different kinds of subscription boxes in the United States alone and more overseas.1 Subscriptions vary in both cost and frequency, making them more accessible to a greater range of customers with different socioeconomic backgrounds. Subscription boxes tend to range from $10 to $100.2 The use of subscription boxes is rising in popularity among both consumers and businesses. Subscription commerce is suitable for a wide range of markets.3 Large scale retailers like Walmart, Amazon.com, CVS Pharmacy, Freshpair, and Lancôme use subscription commerce. Small scale, local groups also utilize subscription boxes. Products are limited only to what can be shipped and downloaded. Despite this, some products, such as smaller and lighter products, are better suited for subscription boxes than others.4

We have developed our preliminary website, www.caroholdings.com, and are in the process of developing a more advanced site where we can provide more detailed information regarding our products and shopping cart. This will cost us around $15,000. We intend to source this work to third party consultants and this project will be spearheaded by our officer and director. We expect our advanced site to be ready by the end of December 2021.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,		Change	Change
	2021	2020	Amount	Percentage
Operating expenses	$19,179	$6,747	12,432	184%
Loss from operations	(19,179)	(6,747)	(12,432)	184%
Net loss	$(19,179)	$(6,747)	$(12,432)	184%

During the three months ended June 30, 2021 and 2020, we did not generate revenues.

Operating expenses for the three months ended June 30, 2021 consisted of consulting fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The increase in operating expenses was primarily as a result of increase in professional fees including DTC application fees of $9,500 incurred during the three months ended June 30, 2021.

Liquidity and Financial Condition

Working Capital (Deficiency)

	June 30, 2021	March 31, 2021
Current Assets	$3,720	$3,929
Current Liabilities	119,181	100,211
Working Capital (Deficiency)	$(115,461)	$(96,282)

Cash Flows

	Three Months Ended
	June 30,
	2021	2020
Cash used in Operating Activities	$(209)	$(148)
Net changes in cash during period	$(209)	$(148)

Our total current assets as of June 30, 2021 were $3,720 as compared to total current assets of $3,929 as of March 31, 2021. The decrease was primarily due to decrease in cash and cash equivalent.

Our total current liabilities as of June 30, 2021 were $119,181 as compared to total current liabilities of $100,211 as of March 31, 2021. The increase was attributed by an increase in due to related party and accounts payable and accrued liabilities.

Working capital deficiency increased from $96,282 as of March 31, 2021 to $115,461 as of June 30, 2021 mainly due to an increase in due to related party and accounts payable and accrued liabilities.

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

Operating Activities

For the three months ended June 30, 2021, net cash used in operating activities was $209, related to our net loss of $19,179, increased by an increase in accounts payable and accrued liabilities of $18,970.

For the three months ended June 30, 2020, net cash used in operating activities was $148, related to our net loss of $6,747, increased by a decrease in prepaid expenses of $3,853 and reduced by an increase in accounts payable and accrued liabilities of $10,452.

Investing Activities

We did not use any funds for investing activities for the three months ended June 30, 2021 and June 30, 2020.

Financing Activities

We did note have any financing activities for the three months ended June 30, 2021 and June 30, 2020.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2021, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of June 30, 2021, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: August 23, 2021	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

