Form 10-Q
period 2021-09-30
Caro Holdings Inc.
filed 2021-11-22
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

7,705,000 shares of common stock issued and outstanding as of November 19, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six months ended September 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,570	$1,429
Prepaid expenses	2,500	2,500
Total Current Assets	4,070	3,929

TOTAL ASSETS	$4,070	$3,929

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,753	$12,833
Due to related party	113,878	87,378
Total Current Liabilities	134,631	100,211

TOTAL LIABILITIES	134,631	100,211

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value 7,705,000 shares issued and outstanding	77	77
Additional paid in capital	49,973	49,973
Accumulated deficit	(180,611)	(146,332)
Total Stockholders' Deficit	(130,561)	(96,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,070	$3,929

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses
General and administration	$15,100	$5,792	$34,279	$12,539
Total operating expenses	15,100	5,792	34,279	12,539

Net loss	$(15,100)	(5,792)	$(34,279)	$(12,539)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,705,000	7,705,000	7,705,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$(96,282)

Net loss	-	-	-	(19,179)	(19,179)
Balance - June 30, 2021	7,705,000	$77	$49,973	$(165,511)	$(115,461)

Net loss	-	-	-	(15,100)	(15,100)
Balance - September 30, 2021	7,705,000	$77	$49,973	$(180,611)	$(130,561)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

Net loss	-	-	-	(6,747)	(6,747)
Balance - June 30, 2020	7,705,000	$77	$49,973	$(124,359)	$(74,309)

Net loss	-	-	-	(5,792)	(5,792)
Balance - September 30, 2020	7,705,000	$77	$49,973	$(130,151)	$(80,101)

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(34,279)	$(12,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	33,920	12,235
Net Cash Used in Operating Activities	(359)	(304)

Cash Flows from Financing Activities:
Advancement from related party	500	350
Net Cash Provided by Financing Activities	500	350

Net Changes in Cash and Cash Equivalents	141	46
Cash and Cash Equivalents, beginning of period	1,429	1,414
Cash and Cash Equivalents, end of period	$1,570	$1,460

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$26,000	$9,652

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

NOTE 2 - GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $180,611, and a net loss of $34,279 for the six months ended September 30, 2021. The Company did not generate revenues during the six months ended September 30, 2021. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2021 and 2020, the sole director and Chief Executive Officer (“CEO”) of the Company paid $26,000 and $9,652 on behalf of the Company for business operation purpose, respectively.

During the six months ended September 30, 2021 and 2020, the sole director and Chief Executive Officer (“CEO”) of the Company advanced $500 and $350 to the Company, respectively.

As of September 30, 2021 and March 31, 2021, there was $113,878 and $87,378 due to this related party, respectively.

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

We have no revenues for the reporting period and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,		Change	Change
	2021	2020	Amount	Percentage
Operating expenses	$15,100	$5,792	$9,308	161%
Loss from operations	(15,100)	(5,792)	(9,308)	161%
Net loss	$(15,100)	$(5,792)	$(9,308)	161%

During the three months ended September 30, 2021 and 2020, we did not generate revenues.

Operating expenses for the three months ended September 30, 2021 consisted of consulting fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The increase in operating expenses was primarily as a result of increase in professional fees including DTC application fees of $8,500 incurred during the three months ended September 30, 2021.

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

	Six Months Ended
	September 30,		Change	Change
	2021	2020	Amount	Percentage
Operating expenses	$34,279	$12,539	21,740	173%
Loss from operations	(34,279)	(12,539)	(21,740)	173%
Net loss	$(34,279)	$(12,539)	$(21,740)	173%

During the six months ended September 30, 2021 and 2020, we did not generate revenues.

Operating expenses for the six months ended September 30, 2021 consisted of consulting fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The increase in operating expenses was primarily as a result of increase in professional fees including DTC application fees of $18,000 incurred during the six months ended September 30, 2021.

Liquidity and Financial Condition

Working Capital (Deficiency)

	September 30, 2021	March 31, 2021
Current Assets	$4,070	$3,929
Current Liabilities	134,631	100,211
Working Capital (Deficiency)	$(130,561)	$(96,282)

Our total current assets as of September 30, 2021 were $4,070 as compared to total current assets of $3,929 as of March 31, 2021. The increase was primarily due to increase in cash and cash equivalent.

Our total current liabilities as of September 30, 2021 were $134,631 as compared to total current liabilities of $100,211 as of March 31, 2021. The increase was attributed by an increase in due to related party and accounts payable and accrued liabilities.

Working capital deficiency increased from $96,282 as of March 31, 2021 to $130,561 as of September 30, 2021 mainly due to an increase in due to related party and accounts payable and accrued liabilities.

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

Cash Flows

	Six Months Ended
	September 30,
	2021	2020
Cash used in Operating Activities	$(359)	$(304)
Cash provided by Financing Activities	$500	$350
Net changes in cash during period	$141	$46

Operating Activities

For the six months ended September 30, 2021, net cash used in operating activities was $359, related to our net loss of $34,279, decrease by an increase in accounts payable and accrued liabilities of $33,920.

For the six months ended September 30, 2020, net cash used in operating activities was $304, related to our net loss of $12,539, decrease by an increase in accounts payable and accrued liabilities of $12,235.

Investing Activities

We did not use any funds for investing activities for the six months ended September 30, 2021 and 2020.

Financing Activities

For the six months ended September 30, 2021 and 2020, net cash provided by financing activities was $500 and $350, respectively, derived from director’s advancement.

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

As disclosed in our Quarterly Report on Form 10-Q for the six months ended September 30, 2021, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of September 30, 2021, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: November 19, 2021	/s/ Rozh Caroro
Rozh Caroro
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

