Form 10-K
period 2022-03-31
Caro Holdings Inc.
filed 2022-10-17
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

___________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-212268

CARO HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

848 Brickell Ave. Penthouse #5 Miami, FL 331331

(Address of principal executive offices) (Zip Code)

(786) 755 3210

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2021, was $32,050 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

Number of shares outstanding of each of the issuer’s classes of common stock on October 17, 2022: Common Stock: 40,000,000

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Our Company

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and "Caro" mean Caro Holdings Inc., unless otherwise indicated.

Our History

Our company was incorporated on March 29, 2016 in the State of Nevada. We had been engaged in the subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box was a package of a pair of socks that will be sent directly to a customer on a recurring basis. For example, a potential subscriber would subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes were a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests. We are a small early-stage development company. To date, our company's activities have been limited to the sourcing of our advertising channels, initial branding efforts, and in our formation and the raising of equity capital. We have no revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Revenue

We had no revenue for the year ended March 31, 2022 and 2021.

Our Current Business

We are now engaged in the development of our Direct To Consumer systems and methodologies where we analyze the marketplace and work with mid-size brands that have a strong bricks and mortar presence, and have a desire to increase their digital presence.

Our Direct to Consumer System (D2C) will be a fully integrated, end-to-end system that allows full control of data that provides insight from multiple channels so together with our clients successful marketing decisions can be based on the entire business' performance. Based on these analytics, the system can immediately deploy personalization and optimization independently and readily understand how customer interactions vary across different regions. Furthermore, we believe we have the necessary infrastructure to take advantage of growth opportunities with minimal additional costs.

Inventory

The Company does not currently have any inventory on hand.

Status of Any Publicly Announced New Product or Service

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

Acquisition Interest

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We own no intellectual property.

Employees

We presently have no full time executive, operational or clerical staff.

Factors Effecting Future Performance

Rather than an operating business, our goal is to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

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

Item 2. Properties

Our principal business and corporate address is 848 Brickell Ave. Penthouse #5 Miami, FL 331331; our telephone number is +1 (786) 755 3210. We plan to find offices for our programmers, sales teams and executive team in the near future, as we evolve from a development stage company to an operational company.

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

Our common stock is quoted on the OTC Markets Group, Inc. over-the-counter marketplace.

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549) is the registrar and transfer agent for our common shares.

On October 13, 2022, the shareholders’ list showed 8 registered shareholders with 40,000,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2022.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2022, which are included herein. Our operating results for the year ended March 31, 2022, for the year ended March 31, 2021 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	March 31,		Change	Change
	2022	2021	Amount	Percentage
Operating expenses	$61,099	$28,720	32,379	113%
Loss from operations	(61,099)	(28,720)	(32,379)	113%
Net loss	$(61,099)	$(28,720)	$(32,379)	113%

During the year ended March 31, 2022 and 2021, we did not generate revenues.

Operating expenses for the year ended March 31, 2022 consisted of audit and accounting fees, transfer agent fees, legal fees, rent expense and office general expenses. The increase in operating expenses was primarily as a result of increase in professional fees including DTC application fees of $18,000 incurred during the year ended March 31, 2022.

Liquidity and Financial Condition

Working Capital (Deficiency)

	March 31, 2022	March 31, 2021
Current Assets	$-	$3,929
Current Liabilities	22,003	100,211
Working Capital (Deficiency)	$(22,003)	$(96,282)

The working capital deficiency decreased to $22,003 as of March 31, 2022 from $96,282 as of March 31, 2021 mainly due to a decrease in due to related party from $87,378 as of March 31, 2021 to $1,800 as of March 31, 2022. During the year ended March 31, 2022, the Company issued 32,295,000 shares of common stock at $0.0042 per share for the repayment of related party loan of $135,378.

Our total current assets as of March 31, 2022 were $0 as compared to total current assets of $3,929 as of March 31, 2021.

Our total current liabilities as of March 31, 2022 were $22,003 as compared to total current liabilities of $100,211 as of March 31, 2021. The decrease was primarily attributed by a decrease in due to related party.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2022, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved limited operating revenues since our inception. We have been dependent on sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Cash Flows

	Year Ended
	March 31,
	2022	2021
Cash used in Operating Activities	$(1,929)	$(635)
Cash provided by Financing Activities	$500	$650
Net changes in cash during year	$(1,429)	$15

Operating Activities

For the year ended March 31, 2022, net cash used in operating activities was $1,929, related to our net loss of $61,099 reduced by a decrease in prepaid expenses of $2,500 and an increase in accounts payable and accrued liabilities of $56,670. For the year ended March 31, 2021, net cash used in operating activities was $635, related to our net loss of $28,720, increased by an increase in prepaid expenses of $2,500 and reduced by an increase in accounts payable and accrued liabilities of $30,585.

Investing Activities

We did not use any funds for investing activities for the year ended March 31, 2022 and March 31, 2021. Financing Activities For the year ended March 31, 2022 and 2021, net cash provided by financing activities was $500 and $650 from advancement from related party for payment of operation expenses, respectively.

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

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $150,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

CARO HOLDINGS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Caro Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Caro Holdings Inc.  (the “Company”) as of March 31, 2022 and 2021, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31,2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com We have served as the Company's auditor since 2016. Houston, Texas October 17, 2022

CARO HOLDINGS INC.

BALANCE SHEETS

	March 31,	March 31,
	2022	2021
ASSETS
Current Assets
Cash	$-	$1,429
Prepaid expenses	-	2,500
Total Current Assets	-	3,929

TOTAL ASSETS	$-	$3,929

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,203	$12,833
Due to related party	1,800	87,378
Total Current Liabilities	22,003	100,211

TOTAL LIABILITIES	22,003	100,211

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 40,000,000 shares and 7,705,000 shares issued and outstanding as of March 31, 2022 and 2021, respectively	400	77
Additional paid in capital	185,028	49,973
Accumulated deficit	(207,431)	(146,332)
Total Stockholders' Deficit	(22,003)	(96,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,929

The accompanying notes are an integral part of these financial statements.

F-3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2022	2021

Operating Expenses
General and administration	$61,099	$28,720
Total operating expenses	61,099	28,720

Net loss	$(61,099)	$(28,720)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	12,836,808	7,705,000

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2022 AND MARCH 31, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2020	7,705,000	$77	$49,973	$(117,612)	$(67,562)

Net loss	-	-	-	(28,720)	(28,720)
Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$(96,282)

Issuance of common stock for repayment of related party loan	32,295,000	323	135,055	-	135,378
Net loss	-	-	-	(61,099)	(61,099)
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$(22,003)

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(61,099)	$(28,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,500	(2,500)
Accounts payable and accrued liabilities	56,670	30,585
Net Cash Used in Operating Activities	(1,929)	(635)

Cash Flows from Financing Activities:
Advancement from related party	500	650
Net Cash Provided by Financing Activities	500	650

Net Changes in Cash	(1,429)	15
Cash at beginning of year	1,429	1,414
Cash at end of year	$-	$1,429

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$49,300	$30,852
Common stock issued for repayment of related party loan	$135,378	$-

The accompanying notes are an integral part of these financial statements.

CARO HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and is engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

On November 26, 2021, the Company’s location and the location of the Company’s books and records has changed from 28th Floor Cityland Pasong Tamo Tower U2807, 2210 Chino Roces Avenue (Pasong Tamo), Makati City, Philippines, to 848 Brickell Ave, Pent #5 Miami, FL 33131.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $207,431, and a net loss of $61,099 for the year ended March 31, 2022. The Company did not generate revenues during the year ended March 31, 2022. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. As of March 31, 2022, there were no dilutive potential common shares.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes.” Pursuant to ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2022 and 2021, there were no unrecognized tax benefits (see Note 4).

Recently Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2022 and 2021, are as follows:

	March 31,	March 31,
	2022	2021
Net operating loss carryforward	$(207,431)	$(146,332)
Tax Rate	21%	21%
Deferred tax asset	(43,561)	(30,730)
Less: Valuation allowance	43,561	30,730
Deferred tax asset	$-	$-

As of March 31, 2022, the Company had approximately $207,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carry forward for twenty years, whereas NOLs generated after March 31, 2018 can be carry forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2022 are subject to review by the tax authorities.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended March 31, 2022 and 2021, the then sole director and Chief Executive Officer (“CEO”) as of March 31, 2022 of the Company paid $49,300 and $30,852 on behalf of the Company for business operation purpose, respectively.

During the years ended March 31, 2022 and 2021, the then sole director and CEO of the Company made advancement of $500 and $650 to the Company, respectively.

On February 2, 2022, the Company issued 32,295,000 shares of common stock for the repayment of related party loan of $135,378.

As of March 31, 2022 and March 31, 2021, there was $1,800 and $87,378 due to this related party, respectively.

NOTE 6 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

On February 2, 2022, the Company issued 32,295,000 shares of common stock for the repayment of related party loan of $135,378. (see Note 5)

As of March 31, 2022 and March 31, 2021, the issued and outstanding common stock was 40,000,000 shares and 7,705,000 shares, respectively.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2022 to the date these financial statements were issued and has determined that it has the following material subsequent events:

Change In Control of Registrant

Effective April 28, 2022, Rozh Caroro, the previous sole director, CEO and majority shareholder of the Company, entered into a stock purchase agreement for the sale of 36,795,000 shares of Common Stock of the Company to Christopher McEachnie.

As a result of the stock transfer, Mr. McEachnie holds approximately 92% of the issued and outstanding shares of Common Stock of the Company, and as such he is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Also effective April 25, 2022, the previous sole officer and director of the company, Rozh Caroro, resigned her positions with the Company. Upon her resignation, Mr. McEachnie was appointed as Chief Executive Officer, Treasurer and Secretary, and sole Director of the Company.

Appointment of Principal Officer

On May 26, 2022, Warren Walsh was appointed as Chief Operating Officer, as well as Chief Technology Officer of the Company.

On September 7, 2022, Warren Walsh was terminated as the Company’s Chief Operating Officer, Chief Technology Officer and all other positions and Meriesha Rennalls was appointed to act as the Company’s President, Chief Operating Officer and Secretary. Also on October 10, 2022, Meriesha Rennalls was elected to the Board of Directors.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2022 and 2021 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended March 31, 2022 and 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2022. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company has inadequate segregation of duties and ineffective risk assessment, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

 PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of October 13, 2022:

Name	Age	Position	Since
Christopher McEachnie	49	Director, President, Chief Executive Officer, and Treasurer	April 2022
Christopher McEachnie	49	Director, Chief Executive Officer	September 2022
Meriesha Rennalls	39	Chief Operating Officer, and Secretary	September 2022
Meriesha Rennalls	39	Director	October 2022

Christopher McEachnie – Mr. McEachnie grew up in West Vancouver with his older brothers. At the age of 19 he moved to Whistler BC and started a successful ski tuning company called Midnights Edge while working summers at Whistler Woodcraft Ltd. He ventured in real estate investment eventually purchasing several homes in Whistler Squamish and North Vancouver. Still based out of western Canada, Mr. McEachnie now runs a successful roofing company that installs commercial and residential roofs across the region. He also runs social media platform Umiie World Inc. which is a project he began working on several years ago.

Meriesha Rennalls – For the past 2 years, Ms. Rennalls has been acting as a COO for a telecom company, handling operations, client care and providing engineering support. She is an experienced product and project manager, familiar with the full suite of product in Unified Communications. She is an experienced operational telecom executive with broad based perspective gained from more than 15 years in the field, working with suppliers such KCOM, KCOM, Verizon, Voxbone and BT/Openreach.

Audit Committee

The Company does not presently have an Audit Committee and the entire Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

In lieu of an Audit Committee the Board is empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

The Company does not presently have a Nominating Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

Nominating Committee

The Company does not have a Nominating Committee and the Board acts in such capacity.

Code of Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the FINRA Rules.

Indemnification of Executive Officers and Directors

Our articles provide to the fullest extent permitted by Nevada law, that our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such directors or officers fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

Nevada corporate law provides that a corporation may indemnify a director, officer, employee or agent made a party to an action by reason of that fact that he was a director, officer employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with such action if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

Item 11. Executive Compensation

During the years ended March 31, 2022 and 2021, Ms. Rozh Caroro was our sole director and officer.

Executive compensation during the years ended March 31, 2022 was as follows:

Name And Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards ($)	Nonqualified Deferred Compensation ($)	All Other Comp	Total
Rozh Caroro (1), Director, President,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On April 25, 2022, Rozh Caroro resigned her position as sole officer and director of the Company. Upon her resignation, Christopher McEachnie was appointed as Chief Executive Officer, Treasurer and Secretary, and sole Director of the Company.

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of October 13, 2022 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Class
Christopher McEachnie	36,865,000	92.163%
c/o848 Brickell Ave. Penthouse #5 Miami, FL 331331

Item 13. Certain Relationships and Related Transactions

Employee Benefit Plans

We have no employee benefit plans or stock option plans.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2022 and for fiscal year ended March 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2022	March 31, 2021
Audit Fees	$29,000	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$29,000	$15,500

Pre-Approval Policy

Our Board as a whole pre-approved all services provided by accountants, for any non-audit or non-audit related services and the Board must conclude that such services are compatible with their independence as our auditors.

13

 PART IV

Item 15. Exhibits.

EXHIBITS:

Exhibit Number	Description of Exhibits
10.0	Debt Settlement
10.1	Debt Conversion
17.1	General Release and Certificate
31.1	Certification by the Principal Executive Officer
32.1	Certification by the Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October 2022.

CARO HOLDINGS INC.

By:	/s/ Christopher McEachnie
Christopher McEachnie, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Christopher McEachnie	Dated: October 17, 2022
Christopher McEachnie
President (Principal Executive Officer) and Director

