Form 10-Q
period 2022-06-30
Caro Holdings Inc.
filed 2022-10-17
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from          to

Commission File Number 333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Castle Street, Sheffield, UK	S3 8LT
(Address of principal executive offices)	(Zip Code)

(786) 755-3210

(Registrant’s telephone number, including area code)

N848 Brickell Ave. Penthouse #5 Miami, FL 331331

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

40,000,000 shares of common stock issued and outstanding as of October 17, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three months ended June 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CARO HOLDINGS INC.

BALANCE SHEETS

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$6,505	$-
Total Current Assets	6,505	-

TOTAL ASSETS	$6,505	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,215	$20,203
Due to related party	20,865	1,800
Total Current Liabilities	39,080	22,003

TOTAL LIABILITIES	39,080	22,003

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 40,000,000 shares issued and outstanding	400	400
Additional paid in capital	185,028	185,028
Accumulated deficit	(218,003)	(207,431)
Total Stockholders' Deficit	(32,575)	(22,003)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,505	$-

The accompanying notes are an integral part of these unaudited financial statements.

3

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2022	2021

Operating Expenses
General and administration	$10,572	$19,179
Total operating expenses	10,572	19,179

Net loss	$(10,572)	$(19,179)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	40,000,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Unaudited)

Three Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$(22,003)

Net loss	-	-	-	(10,572)	(10,572)
Balance - June 30, 2022	40,000,000	$400	$185,028	$(218,003)	$(32,575)

Three Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$(96,282)

Net loss	-	-	-	(19,179)	(19,179)
Balance - June 30, 2021	7,705,000	$77	$49,973	$(165,511)	$(115,461)

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(10,572)	$(19,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(6,505)	-
Accounts payable and accrued liabilities	17,077	18,970
Net Cash Used in Operating Activities	-	(209)

Net Changes in Cash and Cash Equivalents	-	(209)
Cash and Cash Equivalents, beginning of period	-	1,429
Cash and Cash Equivalents, end of period	$-	$1,220

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$20,865	$16,500

The accompanying notes are an integral part of these unaudited financial statements.

 CARO HOLDINGS INC.

NOTES TO UNAUDITED THE FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and has been engaged in the subscription box business with its initial focus on offering sock subscriptions to its customers.

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $218,003, and a net loss of $10,572 for the three months ended June 30, 2022. The Company did not generate revenues during the three months ended June 30, 2022. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. As of June 30, 2022, there were no dilutive potential common shares.

Recently Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022, the sole director and Chief Executive Officer (“CEO”) of the Company, who was appointed on April 25, 2022, paid $20,865 on behalf of the Company for business operation purpose, respectively.

As of June 30, 2022 and March 31, 2022, there was $20,865 due to the current director and CEO of the Company and $1,800 due to the former director and CEO of the Company, respectively.

NOTE 5 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

As of June 30, 2022 and March 31, 2022, the issued and outstanding common stock was 40,000,000 shares.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2022 to the date these financial statements were issued and has determined that it has the following material subsequent events:

Appointment of Principal Officer

On September 9, 2022, Warren Walsh, who was appointed Chief Operating Officer, as well as Chief Technology Officer of the Company on May 26, 2022, was terminated and Meriesha Rennalls was appointed to act as the Company’s President, Chief Operating Officer and Secretary, and elected to the Board of Directors.

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

1Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended
	June 30,		Change	Change
	2022	2021	Amount	Percentage
Operating expenses	$10,572	$19,179	(8,607)	-45%
Loss from operations	(10,572)	(19,179)	8,607	-45%
Net loss	$(10,572)	$(19,179)	$8,607	-45%

During the three months ended June 30, 2022 and 2020, we did not generate revenues.

Operating expenses for the three months ended June 30, 2022 consisted of consulting fees, audit and accounting fees, transfer agent fees, office rent expense and office general expenses. The decrease in operating expenses was primarily a result of a decrease in development activities.

Working Capital (Deficiency)

	June 30, 2022	March 31, 2022
Current Assets	$6,505	$-
Current Liabilities	39,080	22,003
Working Capital (Deficiency)	$(32,575)	$(22,003)

Cash Flows

	Three Months Ended
	June 30,
	2022	2021
Cash used in Operating Activities	$-	$(209)
Cash provided by Financing Activities	$-	$-
Net changes in cash during period	$-	$(209)

Our total current assets as of June 30, 2022 were $6,505 as compared to total current assets of $0 as of March 31, 2022. The decrease was primarily due to an increase in prepaid deposits.

Our total current liabilities as of June 30, 2022 were $39,080 as compared to total current liabilities of $22,003 as of March 31, 2021. The increase was attributed by an increase in due to related party and accounts payable and accrued liabilities.

Working capital deficiency increased from $32,575 as of June 30, 2022 to $22,003 as of March 31, 2021 mainly due to an increase in due to related party offset by decrease in accounts payable and accrued liabilities.

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

Operating Activities

For the three months ended June 30, 2022, net cash used in operating activities was $0, related to our net loss of $10,572, increased by an increase in accounts payable and accrued liabilities of $17,077 and a decrease in prepaid expense of $6,505.

For the three months ended June 30, 2021, net cash used in operating activities was $209, related to our net loss of $19,179, increased by an increase in accounts payable and accrued liabilities of $18,970.

Investing Activities

We did not use any funds for investing activities for the three months ended June 30, 2022 and June 30, 2021.

Financing Activities

We did not have any financing activities for the three months ended June 30, 2022 and June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this report, Meriesha Rennalls, our President, Chief Operating Officer, Secretary and Director, has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting.

As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of June 30, 2022, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
17.1	Correspondence on departure of director
31.1	Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1	Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: October 17, 2022	/s/ Meriesha Rennalls
Meriesha Rennalls
President, Chief Operating Officer, Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

