Form 10-Q
period 2022-09-30
Caro Holdings Inc.
filed 2022-11-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 40,000,000 shares of common stock issued and outstanding as of November 03, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CARO HOLDINGS INC.

BALANCE SHEETS

	September 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$7,045	$-
Total Current Assets	7,045	-

TOTAL ASSETS	$7,045	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,150	$20,203
Due to related party	50,345	1,800
Total Current Liabilities	65,495	22,003

TOTAL LIABILITIES	65,495	22,003

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 40,000,000 shares issued and outstanding	400	400
Additional paid in capital	185,028	185,028
Accumulated deficit	(243,878)	(207,431)
Total Stockholders’ Deficit	(58,450)	(22,003)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,045	$-

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating Expenses
General and administration	$25,875	$15,100	$36,447	$34,279
Total operating expenses	25,875	15,100	36,447	34,279

Net loss	$(25,875)	$(15,100)	$(36,447)	$(34,279)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	40,000,000	7,705,000	40,000,000	7,705,000

The accompanying notes are an integral part of these unaudited financial statements

CARO HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

Six Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$(22,003)

Net loss	-	-	-	(10,572)	(10,572)
Balance - June 30, 2022	40,000,000	$400	$185,028	$(218,003)	$(32,575)

Net loss	-	-	-	(25,875)	(25,875)
Balance - September 30, 2022	40,000,000	$400	$185,028	$(243,878)	$(58,450)

Six Months Ended September 30, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$(96,282)

Net loss	-	-	-	(19,179)	(19,179)
Balance - June 30, 2021	7,705,000	$77	$49,973	$(165,511)	$(115,461)

Net loss	-	-	-	(15,100)	(15,100)
Balance - September 30, 2021	7,705,000	$77	$49,973	$(180,611)	$(130,561)

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(36,447)	$(34,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(7,045)	-
Accounts payable and accrued liabilities	43,492	33,920
Net Cash Used in Operating Activities	-	(359)

Cash Flows from Financing Activities:
Advancement from related party	-	500
Net Cash Provided by Financing Activities	-	500

Net Changes in Cash and Cash Equivalents	-	141
Cash and Cash Equivalents, beginning of period	-	1,429
Cash and Cash Equivalents, end of period	$-	$1,570

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related party	$50,345	$26,000

The accompanying notes are an integral part of these unaudited financial statements.

CARO HOLDINGS INC.

NOTES TO UNAUDITED THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and engaged in the subscription box business with initial focus on offering sock subscriptions to its customers. The Company is now engaged in the development of its Direct To Consumer systems and methodologies where the Company analyze the marketplace and work with mid-size brands that have a strong bricks and mortar presence, and have a desire to increase their digital presence.

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

The Company is located at 7 Castle Street, Sheffield, UK.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $243,878, and a net loss of $36,447 for the six months ended September 30, 2022. The Company did not generate revenues during the six months ended September 30, 2022. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on October 17, 2022.

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

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions (see Note 4).

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

The Company’s financial instruments primarily include accounts payable and accrued liabilities. It is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share. As of September 30, 2022, there were no dilutive potential common shares.

Recently Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2022, the sole director and Chief Executive Officer (“CEO”) of the Company, who was appointed on April 25, 2022, paid $50,345 on behalf of the Company for business operation purpose.

As of September 30, 2022 and March 31, 2022, there was $50,345 due to the current director and CEO of the Company and $1,800 due to the former director and CEO of the Company, respectively.

NOTE 5 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

As of September 30, 2022 and March 31, 2022, the issued and outstanding common stock was 40,000,000 shares.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Our Current Business

Since our original idea, online commerce and the direct-to-consumer market has had sustained growth. As a result of Covid, this method of sales and distribution has grown exponentially. There are thousands of manufacturers and retailers that have traditionally sold their goods and services offline. Our plan has evolved from the original idea from being both the merchant and the distribution marketplace to strictly a marketplace and a direct-to-consumer enabler.

We are now engaged in the development of our Direct To Consumer systems and methodologies where we analyze the marketplace and work with mid-size brands that have a strong bricks and mortar presence, and have a desire to increase their digital presence.

Our Direct to Consumer System (D2C) will be a fully integrated, end-to-end system that allows full control of data that provides insight from multiple channels so together with our clients successful marketing decisions can be based on the entire business’ performance. Based on these analytics, the system can immediately deploy personalization and optimization independently and readily understand how customer interactions vary across different regions. Furthermore, we believe we have the necessary infrastructure to take advantage of growth opportunities with minimal additional costs.

We have not developed any new or unique products or services that have not already been announced, but have plans to create or acquire complementary systems in the next year.

Marketing, Advertising, and Promotion

We believe that our systems will become one of our most important assets. Our ability to successfully create brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we plan to focus much of our marketing efforts to recruit partners and then to apply our methodologies to better understand their customers and their needs and ensure we align our brand messages in our marketing, and the channels through which we deliver these messages, to our target customers.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30,		Change	Change
	2022	2021	Amount	Percentage
Operating expenses	$25,875	$15,100	$10,775	71%
Loss from operations	(25,875)	(15,100)	(10,775)	71%
Net loss	$(25,875)	$(15,100)	$(10,775)	71%

During the three months ended September 30, 2022 and 2021, we did not generate revenues.

Operating expenses for the three months ended September 30, 2022 consisted of consulting fees, audit and accounting fees, transfer agent fees, and legal fees. The increase in operating expenses was primarily a result of an increase in development activities.

Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021

	Six Months Ended
	September 30,		Change	Change
	2022	2021	Amount	Percentage
Operating expenses	$36,447	$34,279	2,168	6%
Loss from operations	(36,447)	(34,279)	(2,168)	6%
Net loss	$(36,447)	$(34,279)	$(2,168)	6%

During the six months ended September 30, 2022 and 2021, we did not generate revenues.

Operating expenses for the six months ended September 30, 2022 consisted of consulting fees, audit and accounting fees, transfer agent fees and legal fees. The increase in operating expenses was primarily a result of an increase in development activities.

Liquidity and Financial Condition

Working Capital (Deficiency)

	September 30, 2022	March 31, 2022
Current Assets	$7,045	$-
Current Liabilities	65,495	22,003
Working Capital (Deficiency)	$(58,450)	$(22,003)

Cash Flows

	Six Months Ended
	September 30,
	2022	2021
Cash used in Operating Activities	$-	$(359)
Cash provided by Financing Activities	$-	$500
Net changes in cash during period	$-	$141

Our total current assets as of September 30, 2022 were $7,045 as compared to total current assets of $0 as of March 31, 2022. The increase was primarily due to an increase in prepaid deposits.

Our total current liabilities as of September 30, 2022 were $65,495 as compared to total current liabilities of $22,003 as of March 31, 2022. The increase was attributed by an increase in due to related party.

Working capital deficiency increased from $22,003 as of March 31, 2022 to $58,450 as of September 30, 2022 mainly due to an increase in due to related party.

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

Operating Activities

For the six months ended September 30, 2022, net cash used in operating activities was $0, related to our net loss of $36,447, increased by an increase in prepaid expense of $7,045 and offset by an increase in accounts payable and accrued liabilities of $43,492.

For the six months ended September 30, 2021, net cash used in operating activities was $359, related to our net loss of $34,279 which was offset by an increase in accounts payable and accrued liabilities of $33,920.

Investing Activities

We did not use any funds for investing activities for the six months ended September 30, 2022 and September 30, 2021.

Financing Activities

We did not have any financing activities for the six months ended September 30, 2022.

During the six month ended September 30, 2021, net cash provided by financing activities was $500 from advancement from the former Director of the Company.

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

Our Company’s financial instruments primarily include accrued liabilities. It is management’s opinion that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

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

As disclosed in our Quarterly Report on Form 10-Q for the six months ended September 30, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of September 30, 2022, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: November 14, 2022	/s/ Meriesha Rennalls
Meriesha Rennalls
President, Chief Operating Officer, Secretary (Principal Executive Officer)

