Form 10-Q
period 2022-12-31
Caro Holdings Inc.
filed 2023-02-21
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 60,000,000 shares of common stock issued and outstanding as of February 19, 2023

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$46,369	$-
Total Current Assets	46,369	-

TOTAL ASSETS	$46,369	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,554	$20,203
Accrued interest	1,885	-
Due to related parties	52,321	1,800
Promissory note	25,000	-
Convertible notes	183,333	-
Total Current Liabilities	283,093	22,003

TOTAL LIABILITIES	283,093	22,003

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 40,000,000 shares issued and outstanding	400	400
Additional paid-in capital	185,028	185,028
Accumulated deficit	(420,445)	(207,431)
Accumulated other comprehensive loss	(1,707)	-
Total Stockholders’ Deficit	(236,724)	(22,003)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,369	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Operating Expenses
General and administration	$4,394	$283	$4,394	$18,892
Professional fees	49,109	8,850	85,556	24,520
Research and development	49,453	-	49,453	-
Total operating expenses	102,956	9,133	139,403	43,412

Loss from operations	(102,956)	(9,133)	(139,403)	(43,412)

Other income (expense)
Interest expense	(75,218)	-	(75,218)	-
Foreign exchange gain	1,607	-	1,607	-
Total other income (expense)	(73,611)	-	(73,611)	-

Net loss before taxes	(176,567)	(9,133)	(213,014)	(43,412)
Provision for income taxes	-	-	-	-
Net loss	$(176,567)	(9,133)	$(213,014)	$(43,412)

Other comprehensive loss	(1,707)	-	(1,707)	-
Comprehensive Loss	(178,274)	(9,133)	(214,721)	(43,412)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	40,000,000	7,705,000	40,000,000	7,705,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$-	$(22,003)

Net loss	-	-	-	(10,572)	-	(10,572)
Balance - June 30, 2022	40,000,000	$400	$185,028	$(218,003)	$-	$(32,575)

Net loss	-	-	-	(25,875)	-	(25,875)
Balance - September 30, 2022	40,000,000	$400	$185,028	$(243,878)	$-	$(58,450)

Other comprehensive loss	-	-	-	-	(1,707)	(1,707)
Net loss	-	-	-	(176,567)	-	(176,567)
Balance - December 31, 2022	40,000,000	$400	$185,028	$(420,445)	$(1,707)	$(236,724)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$(96,282)

Net loss	-	-	-	(19,179)	(19,179)
Balance - June 30, 2021	7,705,000	$77	$49,973	$(165,511)	$(115,461)

Net loss	-	-	-	(15,100)	(15,100)
Balance - September 30, 2021	7,705,000	$77	$49,973	$(180,611)	$(130,561)

Net loss	-	-	-	(9,133)	(9,133)
Balance - December 31, 2021	7,705,000	$77	$49,973	$(189,744)	$(139,694)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(213,014)	$(43,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on convertible notes	73,333	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,500
Accounts payable and accrued liabilities	48,896	40,421
Accrued interest	1,885	-
Net Cash Used in Operating Activities	(88,900)	(491)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	25,000	-
Proceeds from issuance of convertible notes	110,000	-
Advancement from related party	1,976	500
Net Cash Provided by Financing Activities	136,976	500

Effects on changes in foreign exchange rate	(1,707)	-

Net Changes in Cash	46,369	9
Cash, beginning of period	-	1,429
Cash, end of period	$46,369	$1,438

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related parties	$50,345	$41,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARO HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and engaged in the subscription box business with initial focus on offering sock subscriptions to its customers. The Company is now engaged in the development of its Direct To Consumer systems and methodologies where the Company analyzes the marketplace and work with mid-size brands that have a strong bricks and mortar presence, and have a desire to increase their digital presence.

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

On September 21 2022, the Company incorporated a subsidiary Caro Holdings International Ltd. in UK. To streamline operations, hire employees, consultants and contractors including the payment of payroll taxes and the collection of local VAT, Caro Holdings International Ltd, has been established. The subsidiary is currently enhancing the ecommerce software that will allow the Small and Medium sized Business (SMB) community to sell, market and distribute their products.  The company intends to create subsidiaries in markets where it perceives a significant sales opportunity.

The Company is located at 7 Castle Street, Sheffield, UK.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $420,445, and a net loss of $213,014 for the nine months ended December 31, 2022. The Company did not generate revenues during the nine months ended December 31, 2022. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K.

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

Basis of Consolidation

These unaudited interim consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary Caro Holdings International, Ltd.. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Caro Holdings International, Ltd.’s functional currency is the Great British Pounds (GBP). All transactions initiated in GBP are translated into U.S. dollars in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

1)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
2)	Equity at historical rates.
3)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss). Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2022	2021
Spot GBP: USD exchange rate	1.2051	n/a
Average GBP: USD exchange rate	1.1749	n/a

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification had no impact on net loss and financial position.

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions (see Note 6).

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including accounts payable and accrued liabilities. are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities
Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Convertible Note

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives. The Company records each convertible note as a liability at the fixed monetary amount by measuring and recording a premium, as applicable, on the note issuance date with a charge to interest expense in the accompanying consolidated statements of operations and comprehensive loss.

Web Development Cost

In accordance with FASB ASC 350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the nine ended December 31, 2022, the Company incurred $6,463 web development cost.

Net Income (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company.

For the nine months ended December 31, 2022 and 2021, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	183,333	-

Recently Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

NOTE 4 – PROMISSORY NOTE

On October 9, 2022, the Company issued a promissory note to an unaffiliated party at principal amount of $25,000. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of December 31, 2022and March 31, 2022, the promissory note payable was $25,000 and $0, respectively. As of December 31, 2022 and March 31, 2022, the accrued interest payable was $455 and 0, respectively.

NOTE 5 – CONVERTIBLE NOTES

As of December 31, 2022 and March 31, 2022, the convertible note payable was $183,333 and $0, respectively.

On October 13, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000 The convertible promissory note bears interest at 10% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2022, the balance of convertible note was $33,333.

On November 8, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $70,000 The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $46,667 was recognized as a loss on convertible note and charged to interest expense.  As of December 31, 2022, the balance of convertible note was $116,667.

On November 19, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2022, the balance of convertible note was $33,333.

Accrued interest on convertible notes

During the nine months ended December 31, 2022 and 2021, interest expense of $ 74,763 (including $73,333 loss on convertible notes charged to interest expense as described above) and $0 was incurred on convertible notes, respectively. As of December 31, 2022 and March 31, 2022, accrued interest payable on convertible notes was $1,430 and $0, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2022, the director and Chief Executive Officer (“CEO”) of the Company paid $50,345 on behalf of the Company for business operation purpose.

During the nine months ended December 31, 2022, the director and Chief Operating Officer (“COO”) of the Company advanced $1,976 (GBP1,640) to the subsidiary of the Company for operation purpose.

 As of December 31, 2022 and March 31, 2022, there was $52,321 due to the current directors and CEO of the Company and $1,800 due to the former director and CEO of the Company, respectively.

NOTE 7 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

As of December 31, 2022 and March 31, 2022, the issued and outstanding common stock was 40,000,000 shares.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2022 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On December 29, 2022, the Company entered into a software license agreement with Noise Comms Ltd. for the acquisition of Unified Communications Platform which enables multi-party communications between brands and consumers in consideration of 20,000,000 shares of common stock and 100 preferred A shares. For the last six years, the director and COO of the Company has been operating Noise Comms Ltd and is the sole shareholder, COO and director. As of December 31, 2022, the transaction was not closed, and the ownership control of the software has not been transferred. On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd. As at the date of this filing, 100 preferred A shares have not been issued.

On December 31, 2022, the Company entered into a board resolution with the director and CEO of the Company for the cancellation of 36,865,000 shares of common stock. As at the date of this filing, the cancellation of the common stock transaction has not been completed.

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

We are a small early-stage development company. Prior to September 2022, our company's activities have been limited to the sourcing of our advertising channels, initial branding efforts, and in our formation and the raising of equity capital.

Since September 2022, the company has identified all of the components that it needs to provide service. It has been actively either acquiring or building these core components, and additional features as requested by certain clients. It has engaged a number of marketing activities, and has three or four example clients in multiple industries. As an example, it has a potential client in the legal and notarization space, where it is working to build a marketplace for notaries, to connect directly to its consumers, it has also been in conversations with a company that provides pet care, products, and industry that has seen substantial growth as a result of COVID-19. It is looking to provide its marketplace platform for the sale of products and services to the pet care, industry, and has identified three primary suppliers, who are willing to test this platform on a nationally in the United States. The Company is also engaging in social media campaigns, making the business is aware of our services. We contemplate that this year, we will also be attending trade shows and fairs as well as doing a number of online conferences to promote direct 2 consumer commerce, and we have identified experts in affiliate marketing, pay per click, organic, search, engine, optimization, and social media marketing. We have no revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

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

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

	Three Months Ended
	December 31,		Change	Change
	2022	2021	Amount	Percentage
Revenue	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
Gross Loss	-	-	-	-
Operating expenses	$102,956	$9,133	$93,823	1027%
Loss from operations	(102,956)	(9,133)	(93,823)	1027%
Other expenses	(73,611)	-	(73,611)	-
Net Loss	$(176,567)	$(9,133)	$(167,434)	1833%

Net loss increased from $9,133 for the three months ended December 31, 2021 to $176,567 for the three months ended December 31, 2022 due to the increase in operating expenses and other expenses.

During the three months ended December 31, 2022 and 2021, we did not generate revenues.

Operating expenses for the three months ended December 31, 2022 consisted of audit and accounting fees, software development expense, legal fees transfer agent fees, consulting fees and website development expense. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the three months ended December 31, 2022, the Company incurred other expenses of $73,611 mainly consist of loss on convertible notes of $73,333.

Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021

	Nine Months Ended
	December 31,		Change	Change
	2022	2021	Amount	Percentage
Revenue	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
Gross Loss	-	-	-	-
Operating expenses	$139,403	$43,412	95,991	221%
Loss from operations	(139,403)	(43,412)	(95,991)	221%
Other expenses	(73,611)	-	(73,611)	-
Net Loss	$(213,014)	$(43,412)	$(169,602)	391%

Net loss increased from $43,412 for the nine months ended December 31, 2021 to $213,014 for the nine months ended December 31, 2022 due to the increase in operating expenses and other expenses.

During the nine months ended December 31, 2022 and 2021, we did not generate revenues.

Operating expenses for the nine months ended December 31, 2022 consisted of audit and accounting fees, software development expense, legal fees, consulting fees and website development expense. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the nine months ended December 31, 2022, the Company incurred other expenses of $73,611 mainly consist of loss on convertible notes of $73,333.

Liquidity and Financial Condition

Working Capital (Deficiency)

	December 31, 2022	March 31, 2022
Current Assets	$46,369	$-
Current Liabilities	283,093	22,003
Working Capital (Deficiency)	$(236,724)	$(22,003)

Cash Flows

	Nine Months Ended December 31,
	2022	2021
Cash used in Operating Activities	$(88,900)	$(491)
Cash used in Investing Activities	-	-
Cash provided by Financing Activities	136,976	500
Effects on changes in foreign exchange rate	(1,707)	-
Net changes in cash during period	$46,369	$9

Our total current assets as of December 31, 2022 were as $46,369 compared to total current assets of $0 as of March 31, 2022. The increase was primarily due to an increase in cash as the Company opened a bank account in September 2022.

Our total current liabilities as of December 31, 2022 were $283,093 as compared to total current liabilities of $22,003 as of March 31, 2022. The increase was attributed by the increase in convertible notes, promissory notes and due to related parties.

Working capital deficiency increased from $22,003 as of March 31, 2022 to $236,724 as of December 31, 2022 mainly due to the increase in convertible notes, promissory notes and due to related parties.

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

Operating Activities

For the nine months ended December 31, 2022, net cash used in operating activities was $88,900, related to our net loss of $213,014, decreased by an increase of loss on convertible notes of $73,333, an increase in accounts payable and accrued liabilities of $48,896 and an increase in accrued interest of $1,885.

For the nine months ended December 31, 2021, net cash used in operating activities was $491, related to our net loss of $43,412 increased in by an increase in accounts payable and accrued liabilities of $40,421and an increase in prepaid expenses of $2,500.

Investing Activities

We did not use any funds for investing activities for the nine months ended December 31, 2022 and December 31, 2021.

Financing Activities

For the nine months ending December 31, 2022, net cash used by financing activities was $136,976 due to an issuance of a promissory note of $25,000,issuance of convertible notes of $110,000 and advancement from related party of $1,976. For the nine months ended December 31, 2021, net cash used by financing activities was $500 from advancement from related party.

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

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including accounts payable and accrued liabilities. are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities
Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Recently Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended December 31, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
4.1	Promissory Note dated October 9, 2022
4.2	Convertible Note dated October 13, 2022
4.3	Convertible Note dated November 8, 2022
4.4	Convertible Note dated November 19, 2022
31.1	Certification by the Principal Executive Officer
32.1	Certification by the Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: February 21, 2023	/s/ Meriesha Rennalls
Meriesha Rennalls
President, Chief Operating Officer, Secretary (Principal Executive Officer)

