Form 10-K
period 2023-03-31
Caro Holdings Inc.
filed 2023-07-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2023

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

Securities registered under Section 12(g) of the Exchange Act:

 ____________________________________

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the

registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2022, was $31,350 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of each of the issuer’s classes of common stock on July 14, 2023: Common Stock: 60,000,000

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “Caro” mean Caro Holdings Inc., unless otherwise indicated.

Our History

Our company was incorporated on March 29, 2016 in the State of Nevada. We had been engaged in the subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box was a package of a pair of socks sent directly to a customer on a recurring basis. In April of 2022, the Company underwent a change in ownership.

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

On September 21 2022, the Company incorporated a subsidiary Caro Holdings International Ltd. in the UK. To streamline operations, hire employees, consultants and contractors including the payment of payroll taxes and the collection of local VAT, Caro Holdings International Ltd, has been established. The subsidiary is currently enhancing the ecommerce software that will allow the Small and Medium sized Business (SMB) community to sell, market and distribute their products.  The company intends to create subsidiaries in markets where it perceives a significant sales opportunity.

Prior to September 2022, our company’s activities have been limited to the sourcing of our advertising channels, initial branding efforts, and in our formation and the raising of equity capital.

Our Current Business

We are now engaged in the development of our Direct to Consumer (D2C) systems and methodologies where we analyze the marketplace and work with mid-size brands that have a strong bricks and mortar presence, and have a desire to increase their digital presence.

Our D2C system is designed to be a fully integrated, end-to-end system that allows control of data that provides insight from multiple channels to facilitate successful marketing decisions based on a client’s entire business’ performance. Based on these analytics, the system can immediately deploy personalization and optimization independently, and enhance understanding of how customer interactions vary across different regions. Furthermore, our infrastructure is designed to take advantage of growth opportunities with minimal additional costs.

Since September 2022, the company has identified all of the components that it needs to provide service. It has been actively either acquiring or building these core components, plus additional features. It has engaged in a number of marketing activities, and has example clients in multiple industries using, testing and providing feedback for our system. The Company is also looking to provide its marketplace platform for the sale of products and services to the pet care industry via primary national suppliers in the United States. The Company is also engaging in social media campaigns, making businesses aware of our services. Our marketing strategies are expected to include attending trade shows and fairs, online conferences, and utilizing identified experts in affiliate marketing, pay per click, organic, search, engine, optimization, and social media marketing to promote D2C commerce.

On December 29, 2022, the Company entered into a software license agreement with Noise Comms Ltd. for the acquisition of a Unified Communications Platform which enables multi-party communications between brands and consumers in consideration of 20,000,000 shares of common stock valued at $258,000.

We are a small early-stage development company. We have no revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Marketing, Advertising, and Promotion

We believe that our systems will become one of our most important assets. Our ability to successfully create brand awareness is dependent upon our ability to address the changing needs and priorities of each brand’s target customers. To that end, we plan to focus much of our marketing efforts to recruit partners. We will then apply our methodologies to better understand their customers and their needs and ensure we align our brand messages in the marketing, and the channels through which we deliver these messages, to the target customers.

Revenue

We had no revenue for the year ended March 31, 2023 and 2022.

Inventory

The Company does not currently have any inventory on hand.

Government Regulation

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our Internet or e-commerce services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of products and services. It is not clear how certain existing laws governing issues such as property ownership, libel and personal privacy apply to the Internet and e-commerce. Unfavorable regulations and laws could diminish the demand for our products and services and increase our costs of doing business. In addition, we may be subject to international trade agreements, such as the North American Free Trade Agreement and the activities and regulations of the World Trade Organization. We believe that we are in conformity with all applicable laws in the United States. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur.

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

Intellectual Property

We are currently engaged in developing our own proprietary intellectual property.

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

Item 2. Properties

Our principal business and corporate address is 7 Castle Street, Sheffield, UK, S3 8LT; our telephone number is +1 (786) 755 3210. We plan to find offices for our programmers, sales teams and executive team in the near future.

Our corporate website is www.caroholdings.com.

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

Our shares are issued in registered form. ClearTrust, LLC, 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388- 4549) is the registrar and transfer agent for our common shares.

On July 12, 2023, the shareholders’ list showed 6 registered shareholders with 60,000,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Year Ended March 31, 2023 Compared to Year Ended March 31, 2022

	Year Ended
	March 31,		Change	Change
	2023	2022	Amount	Percentage
Revenue	$-	$-	$-	-
Operating expenses	249,152	61,099	188,053	308%
Loss from operations	(249,152)	(61,099)	(188,053)	308%
Other expenses	(107,327)	-	(107,327)	100%
Net Loss	$(356,479)	$(61,099)	$(295,380)	483%

Net loss increased from $61,099 for the year ended March 31, 2022 to $356,479 for the year ended March 31, 2023 due to the increase in operating expenses and other expenses.

During the year ended March 31, 2023 and 2022, we did not generate revenues.

Operating expenses for the year ended March 31, 2023 consisted of audit and accounting fees, software development expense, legal fees, consulting fees and website development expense. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the year ended March 31, 2023, the Company incurred other expenses of $107,327 mainly consist of loss on convertible notes of $111,956.

Liquidity and Financial Condition

Working Capital (Deficiency)

	March 31, 2023	March 31, 2022
Current Assets	$8,292	$-
Current Liabilities	391,054	22,003
Working Capital Deficiency	$(382,762)	$(22,003)

Cash Flows

	Year Ended
	March 31,
	2023	2022
Cash used in Operating Activities	$(174,532)	$(1,929)
Cash used in Investing Activities	(6,000)	-
Cash provided by Financing Activities	186,976	500
Effects on changes in foreign exchange rate	(4,165)	-
Net changes in cash during period	$2,279	$(1,429)

Our total current assets as of March 31, 2023 were as $8,292 compared to total current assets of $0 as of March 31, 2022. The increase was primarily due to an increase in cash as the Company opened a bank account in September 2022 and an increase in promissory note receivable for loan advancement to an unaffiliate.

Our total current liabilities as of March 31, 2023 were $391,054 as compared to total current liabilities of $22,003 as of March 31, 2022. The increase was attributed by the increase in convertible notes, promissory notes, due to related parties and accounts payable and accrued liabilities.

Working capital deficiency increased from $22,003 as of March 31, 2022 to $382,762 as of March 31, 2023 mainly due to the increase in convertible notes, promissory notes, due to related parties and accounts payable and accrued liabilities.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2023, contains a going concern qualification as we have suffered losses since our inception. We have no operating revenues. We have been dependent on sales of equity securities and debt financing to conduct operations. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.

Operating Activities

For the year ended March 31, 2023, net cash used in operating activities was $174,532, related to our net loss of $356,479, increased by an increase in interest receivable of $13, decreased by loss on convertible notes of $106,666, an increase in accounts payable and accrued liabilities of $70,004 and an increase in accrued interest payable of $5,290.

For the year ended March 31, 2022, net cash used in operating activities was $1,929, related to our net loss of $61,099, decreased by a decrease in prepaid expense of $2,500 and an increase in accounts payable and accrued liabilities of $56,670.

Investing Activities

For the year ended March 31, 2023, net cash used in investing activities was $6,000 for loan advancement to an unaffiliated company.

We did not use any funds for investing activities for the year ended March 31, 2022.

Financing Activities

For the year ending March 31, 2023, net cash provided by financing activities was $186,976 comprising of proceeds from issuance of promissory note of $25,000, proceeds from issuance of convertible notes of $160,000 and advancement from related party of $1,976.

For the year ended March 31, 2022, net cash used by financing activities was $500 from advancement from related party.

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

Item 8. Financial Statements and Supplementary Data

CARO HOLDINGS, INC. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Caro Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Caro Holdings Inc. (the "Company") as of March 31, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

July 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Caro Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Caro Holdings Inc.  (the “Company”) as of March 31, 2022, and the related statements of operations, change in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31,2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

October 17, 2022

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS
Current Assets
Cash	$2,279	$-
Promissory note receivable	6,000	-
Interest receivable	13	-
Total Current Assets	8,292	-

Software	258,000	-

TOTAL ASSETS	$266,292	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$40,476	$20,203
Accrued interest payable	5,290	-
Due to related parties	53,622	1,800
Promissory notes payable	25,000	-
Convertible notes payable	266,666	-
Total Current Liabilities	391,054	22,003

TOTAL LIABILITIES	391,054	22,003

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 60,000,000 shares and 40,000,000 shares issued and outstanding, respectively	600	400
Additional paid in capital	442,828	185,028
Accumulated deficit	(563,910)	(207,431)
Accumulated other comprehensive loss	(4,280)	-
Total Stockholders’ Deficit	(124,762)	(22,003)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$266,292	$-

The accompanying notes are an integral part of these consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31,
	2023	2022

Operating Expenses
General and administration	$7,710	$20,329
Professional fees	119,491	40,770
Management consulting fees - related party	18,950	-
Software and website development	103,001	-
Total operating expenses	249,152	61,099

Loss from operations	(249,152)	(61,099)

Other income (expense)
Interest expense	(111,956)	-
Interest income	13	-
Foreign exchange gain	4,616	-
Total other income (expense)	(107,327)	-

Net loss before taxes	(356,479)	(61,099)
Provision for income taxes	-	-
Net loss	$(356,479)	$(61,099)

Other comprehensive loss	(4,280)	-
Comprehensive Loss	$(360,759)	$(61,099)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	44,493,151	12,836,808

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2023 AND 2022

			Additional		Accumulated	Total
	Common Stock		Paid in	Accumulated	Other Comprehensive	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - March 31, 2021	7,705,000	$77	$49,973	$(146,332)	$-	$(96,282)

Issuance of common stock for repayment of related party loan	32,295,000	323	135,055	-		135,378
Net loss	-	-	-	(61,099)		(61,099)
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$-	$(22,003)

Issuance of common stock for Acquisition of software from related party	20,000,000	200	257,800	-		258,000
Other comprehensive loss	-	-	-	-	(4,280)	(4,280)
Net loss	-	-	-	(356,479)	-	(356,479)
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

The accompanying notes are an integral part of these consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(356,479)	$(61,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on convertible notes	106,666	-
Changes in operating assets and liabilities:
Interest receivable	(13)	-
Prepaid expenses	-	2,500
Accounts payable and accrued liabilities	70,004	56,670
Accrued interest payable	5,290	-
Net Cash Used in Operating Activities	(174,532)	(1,929)

Cash Flows from Investing Activities:
Advancement on loan receivable	(6,000)	-
Net Cash Used in Investing Activities	(6,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	25,000	-
Proceeds from issuance of convertible notes	160,000	-
Advancement from related party	1,976	500
Net Cash Provided by Financing Activities	186,976	500

Effects on changes in foreign exchange rate	(4,165)	-

Net Changes in Cash	2,279	(1,429)
Cash, beginning of period	-	1,429
Cash, end of period	$2,279	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related parties	$50,345	$49,300
Common stock issued for repayment of related party loan	$-	$135,378
Issuance of common stock for acquisition of software from related party	$258,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CARO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated in the State of Nevada on March 29, 2016 and engaged in the subscription box business with initial focus on offering sock subscriptions to its customers. The Company changed its business during the year and is now engaged in the development of its Direct To Consumer systems and methodologies where the Company analyzes the marketplace and works with mid-size brands that have a strong bricks and mortar presence, and have a desire to increase their digital presence.

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

On September 21 2022, the Company incorporated a subsidiary Caro Holdings International Ltd. in the UK to streamline operations, hire employees, consultants and contractors including the payment of payroll taxes and the collection of local VAT. The subsidiary is currently enhancing the ecommerce software that will allow the Small and Medium sized Business (SMB) community to sell, market and distribute their products.  The company intends to create subsidiaries in markets where it perceives a significant sales opportunity.

The Company is located at 7 Castle Street, Sheffield, UK.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $563,910, and a net loss of $356,479 for the year ended March 31, 2023. The Company did not generate revenues during the year ended March 31, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2023	2022
Spot GBP: USD exchange rate	1.2359	n/a
Average GBP: USD exchange rate	1.1956	n/a

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

Intangible Assets

The Company accounts for intangible assets (including trademarks and formula) in accordance with ASC 350 “Intangibles-Goodwill and Other.”

ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. (Note 4)

Related Parties

We follow ASC 850, ”Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (Note 8)

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

Software Development

The Company accounts for all software purchased and software development costs in accordance with FASB ASC 985-20 “Software”. Accordingly, all costs incurred prior to establishing technological feasibility are expensed and software purchased or developed with established technological feasibility are capitalized. Software purchased is recorded at cost and depreciated using the straight-line method upon implementation with an estimated useful life of seven years.

As of March 31, 2023, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization. During the year ended March 31, 2023, the Company incurred $96,424 software development cost.

Web Development Cost

In accordance with FASB ASC 350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the year ended March 31, 2023, the Company incurred $6,577 web development cost.

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

For the year ended March 31, 2023 and 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2022	2022
	(Shares)	(Shares)
Convertible notes payable	266,667	-
	266,667	-

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2022 and 2021, there were no unrecognized tax benefits. (Note 10)

Recently Accounting Pronouncements

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

NOTE 4 – INTANGIBLE ASSETS PURCHASE

On December 29, 2022, the Company entered into a software purchase agreement with Noise Comms Ltd. for the acquisition of software for a Unified Communications Platform which enables multi-party communications between brands and consumers in consideration of 20,000,000 shares of common stock. For the last six years, the director and COO of the Company has been operating Noise Comms Ltd and is the sole shareholder, COO and director. On January 9, 2023, the Company issued 20,000,000 shares of common stock at $0.0129 deemed share price (based on the latest arm-length share transaction price in April 2022) to Noise Comms Ltd. for the acquisition of the software valued at $258,000.

The software will be amortized over estimated useful life of seven years following launch of the service planned during the 4th quarter of year 2023. As of March 31, 2023, the intangible asset was $258,000. Based on the carrying value of finite-lived intangible assets as of March 31, 2023, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2024	$18,429
2025	36,857
2026	36,857
2027	36,857
2028	36,857
Thereafter	92,143
$258,000

NOTE 5 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2023, the Company issued $6,000 in loan receivable to the unaffiliate. As of March 31, 2023 the loan receivable was $13.

NOTE 6 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of March 31, 2023 and March 31, 2022, the promissory note payable was $25,000 and $0, respectively. As of March 31, 2023 and March 31, 2022, the accrued interest payable was $948 and 0, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2023 and March 31, 2022, the total principal balance of the convertible notes payable was $266,666 and $0, respectively.

On October 13, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 10% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2023, the balance of the convertible note was $33,333.

On November 8, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $70,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $46,667 was recognized as a loss on convertible note and charged to interest expense.  As of March 31, 2023, the balance of the convertible note was $116,667.

On November 19, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2023, the balance of the convertible note was $33,333.

On February 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2023, the balance of the convertible note was $83,333.

Accrued interest on convertible notes

During the year ended March 31, 2023 and 2022, interest expense of $111,008 (including $106,666 loss on convertible notes charged to interest expense as described above) and $0 was incurred on convertible notes, respectively. As of March 31, 2023 and March 31, 2022, accrued interest payable on convertible notes was $4,342 and $0, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4)

During the year ended March 31, 2023, the director and Chief Executive Officer (“CEO”) of the Company paid $50,345 on behalf of the Company for business operation purpose. On December 31, 2022, the Company entered into a board resolution with the director and CEO of the Company for the cancellation of 36,865,000 shares of common stock. As of March 31, 2023, the cancellation of the common stock transaction has not been completed.

During the year ended March 31, 2023, the director and Chief Operating Officer (“COO”) of the Company advanced $2,027 (GBP1,640) to the subsidiary of the Company for operation purposes. During the year ended March 31, 2023, the Company incurred $18,950 management consulting fees to the director and COO of the Company. As of March 31, 2023, the management consulting fee payable to the director and COO of the Company was $1,250.

As of March 31, 2023 and March 31, 2022, there was $53,622 due to the current directors of the Company and $1,800 due to the former director and CEO of the Company, respectively.

NOTE 9 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4 & 7)

As of March 31, 2023 and March 31, 2022, the issued and outstanding common stock was 60,000,000 shares and 40,000,000 shares, respectively.

NOTE 10 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2023 and 2022, are as follows:

	March 31,	March 31,
	2023	2022
Net operating loss carryforward	$(563,910)	$(207,431)
Tax Rate	21%	21%
Deferred tax asset	(118,421)	(43,561)
Less: Valuation allowance	118,421	43,561
Deferred tax asset	$-	$-

As of March 31, 2023, the Company had approximately $564,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2023 are subject to review by the tax authorities.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2023 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On December 31, 2022, the Company entered into a board resolution with the director and CEO of the Company for the cancellation of 36,865,000 shares of common stock. As at the date of this filing, the cancellation of the common stock transaction has not been completed.

On April 3, 2023, the Company entered into an agreement to issue a promissory note to an unaffiliate for an amount of $3,900. The promissory note bears interest at 8% per annum and matures six months from the issuance date.

On April 19, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $30,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

On May 11, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

On May 15, 2023, the Company issued $5,000 to an unaffiliate pursuant to a loan agreement signed on March 20, 2023 for loan amount of up to $15,000. This is the 2nd loan payment issued to the unaffiliate for a total of $11,000 loan receivable as of May 15, 2023.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2023 and 2022 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended March 31, 2023 and 2022.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2023. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company has inadequate segregation of duties and ineffective risk assessment, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. This is caused by a limited number of personnel.

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

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of July 12, 2023:

Name	Age	Position	Since
Christopher McEachnie(1)	50	Director, President, Chief Executive Officer, and Treasurer	April 2022
Christopher McEachnie(1)	50	Director, Chief Executive Officer	September 2022
Meriesha Rennalls	40	Chief Operating Officer, President, Director and Secretary	September 2022

(1) Christopher McEachnie resigned as President, CFO and Treasurer September 21, 2022.

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

Meriesha Rennalls – For the past 3 years, Ms. Rennalls has been acting as a COO for a telecom company, handling operations, client care and providing engineering support. She is an experienced product and project manager, familiar with the full suite of products in Unified Communications. She is an experienced operational telecom executive with broad based perspective gained from more than 15 years in the field, working with telephony carriers such KCOM, Verizon, Bandwidth and BT/Openreach.

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

Item 11. Executive Compensation

Executive compensation during the years ended March 31, 2023 was as follows:

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
						Plan	Compensa-	Other
				Stock	Option	Compensa-	tion	Compensa-
		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Rozh Caroro President, CEO, CFO, Treasurer and Director (1)	2022	-	-	-	-	-	-	-	-
Christopher McEachnie President (2)	2022	-	-	-	-	-	-	-	-
CEO, CFO, Treasurer and Director	2023	-	-	-	-	-	-	-	-
Meriesha Rennalls, President	2022	-	-	-	-	-	-	-	-
COO, Secretary and Director	2023	-	-	-	-	-	-	-	-

(1) On April 25, 2022, Rozh Caroro resigned her position as sole officer and director of the Company. Upon her resignation, Christopher McEachnie was appointed as CEO, Treasurer and Secretary, and sole Director of the Company.

(2) On September 21, 2022, Christopher McEachnie resigned his position as President, CFO and Treasurer of the Company. Upon resignation, Meriesha Rennalls was appointed as President, COO, Director and Secretary.

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

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy during fiscal 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of July 12, 2023 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner	Number of Common Shares Beneficial Owned	Percent of Class
Christopher McEachnie c/o848 Brickell Ave. Penthouse #5 Miami, FL 331331	36,865,000	61.44%
Noise Comms Limited (1) 32 Eyre Street, Sheffield, UK S3 8LT	20,000,000	33.33%

Directors and Executive Officers as a Group	56,865,000	94.77%

(1) The COO and Director of the Company is the sole shareholder, COO and director of Noise Comms Ltd.

Item 13. Certain Relationships and Related Transactions and Director Independence

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000

During the year ended March 31, 2023, the director and Chief Executive Officer (“CEO”) of the Company paid $50,345 on behalf of the Company for business operation purpose. On December 31, 2022, the Company entered into a board resolution with the director and CEO of the Company for the cancellation of 36,865,000 shares of common stock. As of March 31, 2023, the cancellation of the common stock transaction has not been completed.

During the year ended March 31, 2023, the director and Chief Operating Officer (“COO”) of the Company advanced $2,027 (GBP1,640) to the subsidiary of the Company for operation purposes. During the year ended March 31, 2023, the Company incurred $18,950 management consulting fees to the director and COO of the Company. As of March 31, 2023, the management consulting fee payable to the director and COO of the Company was $1,250.

As of March 31, 2023 and March 31, 2022, there was $53,622 due to the current directors of the Company and $1,800 due to the former director and CEO of the Company, respectively.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2023 and for fiscal year ended March 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2023	March 31, 2022
Audit Fees	$49,525	$29,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$49,525	$29,000

Pre-Approval Policy

Our Board as a whole pre-approved all services provided by accountants, for any non-audit or non-audit related services and the Board must conclude that such services are compatible with their independence as our auditors.

11

PART IV

Item 15. Exhibits. EXHIBITS:

Exhibit Number	Description of Exhibits
31.1	Certification by the Principal Executive Officer
32.1	Certification by the Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July 2023.

CARO HOLDINGS INC.

By:	/s/ Meriesha Rennalls
Meriesha Rennalls, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Meriesha Rennalls	Dated: July 14, 2023
Meriesha Rennalls
President (Principal Executive Officer) and Director

