Form 10-Q
period 2023-06-30
Caro Holdings Inc.
filed 2023-08-21
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

23,135,000 shares of common stock issued and outstanding as of August 17, 2023

PART I - FINANCIAL INFORMATION

 CARO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$959	$2,279
Other receivable	123	-
Promissory note receivable	13,305	6,000
Interest receivable	193	13
Total Current Assets	14,580	8,292

Software	258,000	258,000

TOTAL ASSETS	$272,580	$266,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$101,732	$40,476
Accrued interest payable	10,645	5,290
Due to related parties	56,961	53,622
Promissory notes payable	28,900	25,000
Convertible notes payable	350,000	266,666
Total Current Liabilities	548,238	391,054

TOTAL LIABILITIES	548,238	391,054

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 60,000,000 shares issued and outstanding	600	600
Additional paid in capital	442,828	442,828
Accumulated deficit	(710,156)	(563,910)
Accumulated other comprehensive loss	(8,930)	(4,280)
Total Stockholders' Deficit	(275,658)	(124,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$272,580	$266,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	June 30,
	2023	2022

Operating Expenses
General and administration	$3,342	$-
Professional fees	37,680	10,572
Management consulting fees - related party	7,504	-
Software and website development	63,654	-
Total operating expenses	112,180	10,572

Loss from operations	(112,180)	(10,572)

Other income (expense)
Interest expense	(38,689)	-
Interest income	180	-
Foreign exchange gain	4,443	-
Total other income (expense)	(34,066)	-

Net loss before taxes	(146,246)	(10,572)
Provision for income taxes	-	-
Net loss	$(146,246)	$(10,572)

Other comprehensive loss	(4,650)	-
Comprehensive Loss	(150,896)	(10,572)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	60,000,000	40,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Other comprehensive loss	-	-	-	-	(4,650)	(4,650)
Net loss	-	-	-	(146,246)	-	(146,246)
Balance - June 30, 2023	60,000,000	$600	$442,828	$(710,156)	$(8,930)	$(275,658)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder's Deficit
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$(22,003)

Net loss	-	-	-	(10,572)	(10,572)
Balance - June 30, 2022	40,000,000	$400	$185,028	$(218,003)	$(32,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(146,246)	$(10,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on convertible notes	33,333	-
Changes in operating assets and liabilities:
Interest receivable	(180)	-
Other receivable	(97)	-
Prepaid expenses	-	(6,505)
Accounts payable and accrued liabilities	64,097	17,077
Accrued interest payable	5,355	-
Net Cash Used in Operating Activities	(43,739)	-

Cash Flows from Investing Activities:
Advancement on loan receivable	(7,305)	-
Net Cash Used in Investing Activities	(7,305)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	3,900	-
Proceeds from issuance of convertible notes	50,000	-
Advancement from related party	-	500
Net Cash Provided by Financing Activities	53,900	500

Effects on changes in foreign exchange rate	(4,176)	-

Net Changes in Cash	(1,320)	500
Cash, beginning of period	2,279	1,429
Cash, end of period	$959	$1,929

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related parties	$4,684	$20,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company is located at 7 Castle Street, Sheffield, UK.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $710,156, and a net loss of $146,246 for the three months ended June 30, 2023. The Company did not generate revenues during the three months ended June 30, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 14, 2023.

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

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2023	2022
Spot GBP: USD exchange rate	1.2702	n/a
Average GBP: USD exchange rate	1.2523	n/a

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

As of June 30, 2023, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization. During the three months ended June 30, 2023 and 2022, the Company incurred $62,882 and $0 software development cost, respectively.

Web Development Cost

In accordance with FASB ASC 350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the three months ended June 30, 2023 and 2022, the Company incurred $722 and $0 web development cost, respectively.

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

For the three ended June 30, 2023 and 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	350,000	-
	350,000	-

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

The software will be amortized over estimated useful life of seven years following launch of the service planned during the 4th quarter of year 2023. As of June 30, 2023 and March 31, 2023, the intangible asset was $258,000. Based on the carrying value of finite-lived intangible assets as of June 30, 2023, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2024	$18,429
2025	36,857
2026	36,857
2027	36,857
2028	36,857
Thereafter	92,143
$258,000

NOTE 5 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six month term. During the three months ended June 30, 2023, the Company issued $5,000 in loan receivable to the unaffiliate. As of June 30, 2023 and March 31, 2023, the loan receivable was $11,000 and $6,000, respectively. As of June 30, 2023 and March 31, 2023, the loan interest receivable was $183 and $13, respectively.

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $5,000. The loan bears interest at 8% per annum and has a six month term. During the three months ended June 30, 2023, the Company issued $2,305 in loan receivable to the unaffiliate. As of June 30, 2023 and March 31, 2023, the loan receivable was $2,305 and $0, respectively. As of June 30, 2023 and March 31, 2023, the loan interest receivable was $10 and $0, respectively.

As of June 30, 2023 and March 31, 2023, the total loan receivable was $13,305 and $6,000, respectively. As of June 30, 2023 and March 31, 2023, total loan interest receivable was $193 and $13, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of June 30, 2023 and March 31, 2023, the promissory note payable was $28,900 and $25,000, respectively. As of June 30, 2023 and March 31, 2023, the accrued interest payable was $1,509 and 948, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2023 and March 31, 2023, the total principal balance of the convertible notes payable was $350,000 and $266,666, respectively.

On October 13, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 10% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of June 30, 2023 and March 31, 2023, the balance of the convertible note was $33,333.

On November 8, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $70,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $46,667 was recognized as a loss on convertible note and charged to interest expense.  As of  June 30, 2023 and March 31, 2023, the balance of the convertible note was $116,667.

On November 19, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of June 30, 2023 and March 31, 2023, the balance of the convertible note was $33,333.

On February 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of June 30, 2023 and March 31, 2023, the balance of the convertible note was $83,333.

On April 19, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $30,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $20,000 was recognized as a loss on convertible note and charged to interest expense. As of June 30, 2023 and March 31, 2023, the balance of the convertible note was $50,000.

On May 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of June 30, 2023 and March 31, 2023, the balance of the convertible note was $,33,333.

Accrued interest on convertible notes

During the three months ended June 30, 2023 and 2022, interest expense of $38,128 (including $33,333 loss on convertible notes charged to interest expense as described above) and $0 was incurred on convertible notes, respectively. As of June 30, 2023 and March 31, 2023, accrued interest payable on convertible notes was $9,136 and $4,342, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4)

During the three months ended June 30, 2023 and 2022, the director and Chief Executive Officer (“CEO”) of the Company paid $0 and $20,865 on behalf of the Company for business operation purpose, respectively. On December 31, 2022, the Company entered into a board resolution with the director and CEO of the Company for the cancellation of 36,865,000 shares of common stock. As of June 30, 2023, the cancellation of the common stock transaction has not been completed. (Note 10)

During the three months ended June 30, 2023, the Company incurred $7,504 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company. As of June 30, 2023 and March 31, 2023, the management consulting fee payable to the director and COO of the Company was $4,533 and $1,250, respectively.

As of June 30, 2023 and March 31, 2023, there was $56,961 and $53,622 due to the current directors of the Company, respectively.

NOTE 9 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4 & 7)

As of June 30, 2023 and March 31, 2023, the issued and outstanding common stock was 60,000,000 shares.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2023 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On December 31, 2022, the Company entered into a board resolution with the director and CEO of the Company for the cancellation of 36,865,000 shares of common stock. On August 4, 2023, the cancellation of the common stock transaction was completed.

On July 31, 2023, the Company agreed to issue 540,000 shares of common stock for the conversion of a convertible note of $30,000.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended
	June 30,		Change	Change
	2023	2022	Amount	Percentage
Operating expenses	$112,180	$10,572	101,608	961%
Loss from operations	(112,180)	(10,572)	(101,608)	961%
Other expenses	(34,066)	-	(34,066)	100%
Net Loss	$(146,246)	$(10,572)	$(135,674)	1,283%

Net loss increased from $10,572 for the three months ended June 30, 2022 to $146,246 for the three months ended June 30, 2023 due to the increase in operating expenses and other expenses.

During the three months ended June 30, 2023 and 2022, we did not generate revenues.

Operating expenses for the three months ended June 30, 2023 consisted of audit and accounting fees, software development expense, legal fees, consulting fees and website development expense. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the three months ended June 30, 2023, the Company incurred other expenses of $34,066 mainly consist of loss on convertible notes of $37,680.

Liquidity and Financial Condition

Working Capital (Deficiency)

	June 30, 2023	March 31, 2023
Current Assets	$14,580	$8,292
Current Liabilities	548,238	391,054
Working Capital (Deficiency)	$(533,658)	$(382,762)

Our total current assets as of June 30, 2023 were as $14,580 compared to total current assets of $8,292 as of March 31, 2023. The increase was primarily due to an increase in promissory note receivable.

Our total current liabilities as of June 30, 2023 were $548,238 as compared to total current liabilities of $2391,054 as of March 31, 2023. The increase was mainly attributed to the increase in convertible notes and accounts payable and accrued liabilities.

Working capital deficiency increased from $382,762 as of March 31, 2023 to $533,658 as of June 30, 2023 mainly due to the increase in convertible notes and accounts payable and accrued liabilities.

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

	Three Months Ended
	June 30,
	2023	2022
Cash used in Operating Activities	$(43,739)	$-
Cash used in Investing Activities	(7,305)	-
Cash provided by Financing Activities	53,900	500
Effects on changes in foreign exchange rate	(4,176)	-
Net changes in cash during period	$(1,320)	$500

Operating Activities

For the three months ended June 30, 2023, net cash used in operating activities was $43,739, related to our net loss of $146,246, decreased by loss on convertible notes of $33,333 and net changes in operations assets and liabilities of $69,175.

For the three months ended June 30, 2022, net cash used in operating activities was $0, related to our net loss of $10,572, offset by net changes in operations assets and liabilities of $10,572.

Investing Activities

For the three months ended June 30, 2023, net cash used in financing activities was $7,305 from advancement on loan receivable.

We did not use any funds for investing activities for the three months ended June 30, 2022.

Financing Activities

For the three months ended June 30, 2023, net cash provided by financing activities was $53,900 from issuance of a promissory note of $39,000 and issuance of convertible notes of $50,000. For the three months ended June 30, 2022, net cash provided by financing activities was $500 from advancement from related party.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of June 30, 2023, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: August 21, 2023	By:	/s/ Meriesha Rennalls
Meriesha Rennalls
President, Chief Operating Officer,
Secretary (Principal Executive Officer)

