Form 10-Q
period 2023-09-30
Caro Holdings Inc.
filed 2023-11-20
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Castle Street, Sheffield, UK	S3 8LT
(Address of principal executive offices)	(Zip Code)

(786) 755-3210

(Registrant’s telephone number, including area code)

_________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 23,955,000 shares of common stock issued and outstanding as of November 16, 2023

PART I - FINANCIAL INFORMATION

 CARO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$12,327	$2,279
Other receivable	203	-
Promissory note receivable	33,305	6,000
Interest receivable	531	13
Prepaid expense	12,500	-
Total Current Assets	58,866	8,292

Software	258,000	258,000

TOTAL ASSETS	$316,866	$266,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$61,692	$40,476
Accrued interest payable	18,296	5,290
Due to related parties	58,086	53,622
Promissory notes payable	28,900	25,000
Convertible notes payable	566,665	266,666
Total Current Liabilities	733,639	391,054

TOTAL LIABILITIES	733,639	391,054

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 23,735,000 shares and 60,000,000 shares issued and outstanding, respectively	237	600
Additional paid in capital	473,191	442,828
Accumulated deficit	(891,542)	(563,910)
Accumulated other comprehensive income (loss)	1,341	(4,280)
Total Stockholders' Deficit	(416,773)	(124,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$316,866	$266,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating Expenses
General and administration	$4,885	$-	$8,227	$-
Professional fees	11,222	25,875	48,902	36,447
Management consulting fees - related party	2,488	-	9,992	-
Software and website development	47,207	-	110,861	-
Total operating expenses	65,802	25,875	177,982	36,447

Loss from operations	(65,802)	(25,875)	(177,982)	(36,447)

Other income (expense)
Interest expense	(106,316)	-	(145,005)	-
Interest income	338	-	518	-
Foreign exchange gain	(9,606)	-	(5,163)	-
Total other income (expense)	(115,584)	-	(149,650)	-

Net loss before taxes	(181,386)	(25,875)	(327,632)	(36,447)
Provision for income taxes	-	-	-	-
Net loss	$(181,386)	(25,875)	$(327,632)	$(36,447)

Other comprehensive income	10,271	-	5,621	-
Comprehensive Loss	(171,115)	(25,875)	(322,011)	(36,447)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	37,163,370	40,000,000	48,581,685	40,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Six Months Ended September 30, 2023

	Common Stock		Additional		Accumulated Other	Total
	Number		Paid in	Accumulated	Comprehensive	Stockholder's
	of Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Other comprehensive loss	-	-	-	-	(4,650)	(4,650)
Net loss	-	-	-	(146,246)	-	(146,246)
Balance - June 30, 2023	60,000,000	$600	$442,828	$(710,156)	$(8,930)	$(275,658)

Cancellation of common stock from related party	(36,865,000)	(369)	369	-	-	-
Issuance of common stock for conversion of debt	600,000	6	29,994	-	-	30,000
Other comprehensive loss	-	-	-	-	10,271	10,271
Net loss	-	-	-	(181,386)	-	(181,386)
Balance - September 30, 2023	23,735,000	$237	$473,191	$(891,542)	$1,341	$(416,773)

Six Months Ended September 30, 2022

	Common Stock		Additional		Total
	Number		Paid in	Accumulated	Stockholder's
	of Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$(22,003)

Net loss	-	-	-	(10,572)	(10,572)
Balance - June 30, 2022	40,000,000	$400	$185,028	$(218,003)	$(32,575)

Net loss	-	-	-	(25,875)	(25,875)
Balance - September 30, 2022	40,000,000	$400	$185,028	$(243,878)	$(58,450)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(327,632)	$(36,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on convertible notes	132,000	-
Changes in operating assets and liabilities:
Interest receivable	(518)	-
Other receivable	(166)	-
Prepaid expenses	(12,500)	(7,045)
Accounts payable and accrued liabilities	20,803	43,492
Accrued interest payable	13,006	-
Management salary payable	5,918	-
Net Cash Used in Operating Activities	(169,089)	-

Cash Flows from Investing Activities:
Advancement on loan receivable	(27,305)	-
Net Cash Used in Investing Activities	(27,305)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	3,900	-
Proceeds from issuance of convertible notes	198,000	-
Net Cash Provided by Financing Activities	201,900	-

Effects on changes in foreign exchange rate	4,542	-

Net Changes in Cash	10,048	-
Cash, beginning of period	2,279	-
Cash, end of period	$12,327	$-

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related parties	$-	$50,345
Cancellation of common stock from related party	$369	$-
Issuance of common stock for conversion of convertible note	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company is located at 7 Castle Street, Sheffield, UK.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $891,542, and a net loss of $327,632 for the six months ended September 30, 2023. The Company did not generate revenues during the six months ended September 30, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2022
Spot GBP: USD exchange rate	1.2210	n/a
Average GBP: USD exchange rate	1.2591	n/a

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

Prepaid Expense

Prepaid expense relates to retainer made for future legal and consulting services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year. As of September 30, 2023 and March 31, 2023, prepaid expense was $12,500 and $0, respectively.

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

As of September 30, 2023, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization. During the six months ended September 30, 2023 and 2022, the Company incurred $109,530 and $0 software development cost, respectively.

Web Development Cost

In accordance with FASB ASC 350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the six months ended September 30, 2023 and 2022, the Company incurred $1,331and $0 web development cost, respectively.

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

For the six ended September 30, 2023 and 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	September 30,	September 30,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	566,666	-
	566,666	-

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

The software will be amortized over estimated useful life of seven years following launch of the service planned during the 4th quarter of year 2023. As of September 30, 2023 and March 31, 2023, the intangible asset was $258,000. Based on the carrying value of finite-lived intangible assets as of September 30, 2023, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2024	$18,429
2025	36,857
2026	36,857
2027	36,857
2028	36,857
Thereafter	92,143
$258,000

NOTE 5 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six month term. During the six months ended September 30, 2023, the Company issued $5,000 in loan receivable to the unaffiliate. As of September 30, 2023 and March 31, 2023, the loan receivable was $11,000 and $6,000, respectively. As of September 30, 2023 and March 31, 2023, the loan interest receivable was $405and $13, respectively.

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $5,000. The loan bears interest at 8% per annum and has a six month term. During the six months ended September 30, 2023, the Company issued $2,305 in loan receivable to the unaffiliate. As of September 30, 2023 and March 31, 2023, the loan receivable was $2,305 and $0, respectively. As of September 30, 2023 and March 31, 2023, the loan interest receivable was $56 and $0, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six month term. As of September 30, 2023 and March 31, 2023, the loan receivable was $2,305 and $0, respectively. As of September 30, 2023 and March 31, 2023, the loan interest receivable was $70 and $0, respectively.

As of September 30, 2023 and March 31, 2023, the total loan receivable was $33,305 and $6,000, respectively. As of September 30, 2023 and March 31, 2023, total loan interest receivable was $531 and $13, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of September 30, 2023 and March 31, 2023, the promissory note payable was $28,900 and $25,000, respectively. As of September 30, 2023 and March 31, 2023, the accrued interest payable was $2,092 and 948, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and March 31, 2023, the total principal balance of the convertible notes payable was $566,665 and $266,666, respectively.

On October 13, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 10% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31, 2023, the balance of the convertible note was $33,333.

On November 8, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $70,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $46,667 was recognized as a loss on convertible note and charged to interest expense. During the six months ended September 30, 2023, principal amount of $30,000 was converted to 600,000 shares of common stock. As of September 30, 2023 and March 31, 2023, the balance of the convertible note was $86,667 and $116,667, respectively.

On November 19, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31, 2023, the balance of the convertible note was $33,333.

On February 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31, 2023, the balance of the convertible note was $83,333.

On April 19, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $30,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $20,000 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31, 2023, the balance of the convertible note was $50,000 and $nil, respectively.

On May 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31, 2023, the balance of the convertible note was $33,333 and $nil, respectively.

On July 10, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31,2023, the balance of the convertible note was $83,333 and $nil, respectively.

On July 14, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $25,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $16,667 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31,2023, the balance of the convertible note was $41,667 and $nil, respectively.

On August 15, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $23,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $15,333 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31,2023, the balance of the convertible note was $38,333 and $nil, respectively.

On September 6, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of September 30, 2023 and March 31,2023, the balance of the convertible note was $83,333 and $nil, respectively.

Accrued interest on convertible notes

During the six months ended September 30, 2023 and 2022, interest expense of $143,862 (including $132,000 loss on convertible notes charged to interest expense as described above) and $0 was incurred on convertible notes, respectively. As of September 30, 2023 and March 31, 2023, accrued interest payable on convertible notes was $16,204 and $4,342, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4)

During the six months ended September 30, 2023 and 2022, the director and Chief Executive Officer (“CEO”) of the Company paid $0 and $50,345 on behalf of the Company for business operation purpose, respectively. On August 4, 2023, the Company cancelled 36,865,000 shares of common stock previously held by the director and CEO of the Company.

During the six months ended September 30, 2023, the Company incurred $9,992 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company. As of September 30, 2023 and March 31, 2023, the management consulting fee payable to the director and COO of the Company was $5,738 and $1,250, respectively.

As of September 30, 2023 and March 31, 2023, there was $58,086 and $53,622 due to the current directors of the Company, respectively.

NOTE 9 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4 & 7)

On July 31, 2023, the Company issued 600,000 shares of common stock for the partial repayment on a convertible note of $30,000.

On August 4, 2023, the Company cancelled 36,865,000 shares of common stock previously held by the director and CEO of the Company.

As of September 30, 2023 and March 31, 2023, the issued and outstanding common stock was 23,735,000 and 60,000,000 shares, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2023 to the date these financial statements were issued and has determined that it has the following material subsequent events:

Principal amount of $11,000 of convertible notes were converted for 23,955,000 shares of common stock.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended
	September 30,		Change	Change
	2023	2022	Amount	Percentage
Operating expenses	$65,802	$25,875	$39,927	154%
Loss from operations	(65,802)	(25,875)	(39,927)	154%
Other expenses	(115,584)	-	(115,584)	(100)%
Net Loss	$(181,386)	$(25,875)	$(155,511)	601%

Net loss increased from $925,875 for the three months ended September 30, 2022 to $181,386 for the three months ended September 30, 2023 due to the increase in operating expenses and other expenses.

During the three months ended September 30, 2023 and 2022, we did not generate revenues.

Operating expenses for the three months ended September 30, 2023 consisted of audit and accounting fees, software development expense, legal fees, transfer agent fees, consulting fees and website development expense. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the three months ended September 30, 2023, the Company incurred other expenses of $115,584 consist of debt issuance cost of $98,667.

Six Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Six Months Ended
	September 30,		Change	Change
	2023	2022	Amount	Percentage
Operating expenses	$177,982	$36,447	141,535	388%
Loss from operations	(177,982)	(36,447)	(141,535)	388%
Other expenses	(149,650)	-	(149,650)	100%
Net Loss	$(327,632)	$(36,447)	$(291,185)	799%

Net loss increased from $36,447 for the six months ended September 30, 2022 to $327,632 for the six months ended September 30, 2023 due to the increase in operating expenses and other expenses.

During the six months ended September 30, 2023 and 2022, we did not generate revenues.

Operating expenses for the six months ended September 30, 2023 consisted of audit and accounting fees, software development expense, legal fees, consulting fees and website development expense. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the nine months ended September 30, 2023, the Company incurred other expenses of $149,650 consist of debt issuance cost of $132,000.

Liquidity and Financial Condition

Working Capital (Deficiency)

	September 30, 2023	March 31, 2023
Current Assets	$58,866	$8,292
Current Liabilities	733,639	391,054
Working Capital (Deficiency)	$(674,773)	$(382,762)

Cash Flow

	Six Months Ended
	September 30,
	2023	2022
Cash used in Operating Activities	$(169,089)	$-
Cash used in Investing Activities	(27,305)	-
Cash provided by Financing Activities	201,900	-
Effects on changes in foreign exchange rate	4,542	-
Net changes in cash during period	$10,048	$-

Our total current assets as of September 30, 2023 were as $58,866 compared to total current assets of $8,292 as of March 31, 2023. The increase was primarily due to an increase in promissory note receivable, prepaid expense and cash.

Our total current liabilities as of September 30, 2023 were $733,639 as compared to total current liabilities of $391,054 as of March 31, 2023. The increase was attributed by the increase in convertible notes, promissory notes, due to related parties, accounts payable and accrued interest.

Working capital deficiency increased from $382,762 as of March 31, 2023 to $674,773 as of September 30, 2023 mainly due to the increase in convertible notes, promissory notes, due to related parties, accounts payable and accrued interest.

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

Operating Activities

For the six months ended September 30, 2023, net cash used in operating activities was $169,089, related to our net loss of $327,632, decreased by debt issuance cots of $132,000 and net changes in operating assets and liabilities of $26,543.

For the six months ended September 30, 2022, net cash used in operating activities was $nil, related to our net loss of $36,447, decreased by net changes in operating assets and liabilities of $36,447.

Investing Activities

For the nine months ending September 30, 2023, net cash used by financing activities was $27,305 for advancement on loan receivable.

We did not have any investing activities for the six months ended September 30, 2022.

Financing Activities

For the six months ended September 30, 2023, net cash provided by financing activities was $201,900 from proceed from issuance of promissory note of $3,900 and proceed from issuance of convertible notes of $198,000.

We did not use any funds for investing activities for the six months ended September 30, 2022.

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

Recently Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended September 30, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of September 30, 2023, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: November 20th, 2023	/s/ Christopher McEachnie
Christopher McEachnie
Chief Executive Officer
(Principal Executive Officer)

