Form 10-Q
period 2023-12-31
Caro Holdings Inc.
filed 2024-02-27
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to ____________

Commission File Number 333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	93-2109546
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Castle Street, Sheffield, UK	S3 8LT
(Address of principal executive offices)	(Zip Code)

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

36,505,000 shares of common stock issued and outstanding as of February 23, 2024

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$2,503	$2,279
Other receivable	401	-
Promissory note receivable	47,054	6,000
Interest receivable	1,232	13
Deferred business acquisition cost	161,895	-
Total Current Assets	213,085	8,292

Software	258,000	258,000

TOTAL ASSETS	$471,085	$266,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$72,611	$40,476
Accrued interest payable	27,547	5,290
Due to related parties	62,634	53,622
Promissory notes payable	28,900	25,000
Convertible notes payable	651,166	266,666
Total Current Liabilities	842,858	391,054

TOTAL LIABILITIES	842,858	391,054

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 36,505,000 shares and 60,000,000 shares issued and outstanding, respectively	365	600
Additional paid in capital	645,958	442,828
Accumulated deficit	(1,007,430)	(563,910)
Accumulated other comprehensive loss	(10,666)	(4,280)
Total Stockholders' Deficit	(371,773)	(124,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$471,085	$266,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenues	$521	$-	$521	$-

Operating Expenses
General and administration	$6,184	$4,394	$14,411	$4,394
Professional fees	45,311	49,109	94,213	85,556
Management consulting fees - related party	7,495	49,453	17,487	49,453
Software and website development	18,879	-	129,740	-
Total operating expenses	77,869	102,956	255,851	139,403

Loss from operations	(77,348)	(102,956)	(255,330)	(139,403)

Other income (expense)
Interest expense	(47,450)	(75,218)	(192,455)	(75,218)
Interest income	701	-	1,219	-
Foreign exchange gain	8,209	1,607	3,046	1,607
Total other income (expense)	(38,540)	(73,611)	(188,190)	(73,611)

Net loss before taxes	(115,888)	(176,567)	(443,520)	(213,014)
Provision for income taxes	-	-	-	-
Net loss	$(115,888)	(176,567)	$(443,520)	$(213,014)

Other comprehensive income	(12,007)	(1,707)	(6,386)	(1,707)
Comprehensive Loss	(127,895)	(178,274)	(449,906)	(214,721)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	30,019,674	40,000,000	42,394,348	40,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

Nine Months Ended December 31, 2023

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Other comprehensive loss	-	-	-	-	(4,650)	(4,650)
Net loss	-	-	-	(146,246)	-	(146,246)
Balance - June 30, 2023	60,000,000	$600	$442,828	$(710,156)	$(8,930)	$(275,658)

Cancellation of common stock from related party	(36,865,000)	(369)	369	-	-	-
Issuance of common stock for conversion of convertible note	600,000	6	29,994	-	-	30,000
Other comprehensive loss	-	-	-	-	10,271	10,271
Net loss	-	-	-	(181,386)	-	(181,386)
Balance - September 30, 2023	23,735,000	$237	$473,191	$(891,542)	$1,341	$(416,773)

Issuance of common stock for conversion of convertible note	220,000	2	10,998	-	-	11,000
Issuance of common stock for deferred business acquisition cost	12,550,000	126	161,769	-	-	161,895
Other comprehensive loss	-	-	-	-	(12,007)	(12,007)
Net loss	-	-	-	(115,888)	-	(115,888)
Balance - December 31, 2023	36,505,000	$365	$645,958	$(1,007,430)	$(10,666)	$(371,773)

Nine Months Ended December 31, 2022

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2022	40,000,000	$400	$185,028	$(207,431)	$-	$(22,003)

Net loss	-	-	-	(10,572)	-	(10,572)
Balance - June 30, 2022	40,000,000	$400	$185,028	$(218,003)	$-	$(32,575)

Net loss	-	-	-	(25,875)	-	(25,875)
Balance - September 30, 2022	40,000,000	$400	$185,028	$(243,878)	$-	$(58,450)

Other comprehensive loss	-	-	-	-	(1,707)	(1,707)
Net loss	-	-	-	(176,567)	-	(176,567)
Balance - December 31, 2022	40,000,000	$400	$185,028	$(420,445)	$(1,707)	$(236,724)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(443,520)	$(213,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on convertible notes	170,200	73,333
Changes in operating assets and liabilities:
Interest receivable	(1,219)	-
Other receivable	(315)	-
Accounts payable and accrued liabilities	30,352	48,896
Accrued interest payable	22,257	1,885
Management salary payable	10,045	-
Net Cash Used in Operating Activities	(212,200)	(88,900)

Cash Flows from Investing Activities:
Advancement on loan receivable	(41,054)	-
Net Cash Used in Investing Activities	(41,054)	-

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	3,900	25,000
Proceeds from issuance of convertible notes	255,300	110,000
Advancement from related party	-	1,976
Net Cash Provided by Financing Activities	259,200	136,976

Effects on changes in foreign exchange rate	(5,722)	(1,707)

Net Changes in Cash	224	46,369
Cash, beginning of period	2,279	-
Cash, end of period	$2,503	$46,369

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related parties	$-	$50,345
Cancellation of common stock from related party	$369	$-
Issuance of common stock for conversion of convertible note	$41,000	$-
Issuance of common stock for deferred business acquisition cost	$161,895	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Caro Holdings Inc. (the “Company”) was incorporated on March 29, 2016 in the State of Nevada. Initially the Company engaged in the subscription box business with a focus on offering sock subscriptions to our customers. Our subscription box was a package of a pair of socks sent directly to a customer on a recurring basis. The Company was controlled and operated by Rozh Caroro from inception till April of 2022.

Effective April 28, 2022, Rozh Caroro, the previous sole director, CEO and majority shareholder of the Company, entered into a stock purchase agreement and sold controlling interest of the Company to Christopher McEachnie. Rozh Caroro resigned her positions with the Company and Christopher McEachnie was appointed as Chief Executive Officer, Treasurer and Secretary, and sole Director of the Company. His job was to increase shareholder value by looking for opportunities in the digital space.

Mr. McEachnie began to seek experienced operators to assist in the development of the company. On September 21, 2022, the Company incorporated a subsidiary Caro Holdings International Ltd. and appointed Meriesha Rennalls to streamline operations, hire employees, consultants and contractors including the development of a software and ecommerce platform. Between September 2022 and December 2023, the Company produced a platform that can be used for a variety of businesses including B2B, B2C and D2C. The core product is now complete and the company is soliciting clients in multiple industries. The subsidiary will continue to modify and enhance the ecommerce software for its chosen vertical markets and will allow those community to sell, market and distribute their products.  The Company intends to create subsidiaries in markets where it perceives a significant sales opportunity.

Effective December 31, 2022, the Company issued 20,000,000 shares to Noise Comms Limited and subsequently the 36,795,000 shares were returned to Treasury and were cancelled, such that indirectly Meriesha Rennalls now holds approximately 53% of the issued and outstanding shares of Common Stock of the Company, and as such she is able to control the election of our board of directors, approve all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Prior to September 2022, we were an early-stage company and our activities had been limited to the to the formation of our business strategy and the raising of funds to support our mission.

The Company is now engaged in the deployment of our B2B, B2C and Direct to Consumer (D2C) systems and methodologies where we target specific vertical markets. We look for small to mid-size brands that have a strong brick-and-mortar presence and have a desire to increase their digital presence.

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,007,430, and a net loss of $443,520 for the nine months ended December 31, 2023. The Company started to generate revenues of $521 during the three months ended December 31, 2023. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Consolidation

These unaudited interim consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary Caro Holdings International, Ltd. All material intercompany balances and transactions have been eliminated.

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

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2023	2022
Spot GBP: USD exchange rate	1.2730	1.2051
Average GBP: USD exchange rate	1.2534	1.1749

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from monthly fee from online ecommerce service where users can sign up and setup their own online shops.

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

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. (Note 5)

Related Parties

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (Note 9)

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

As of December 31, 2023, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization. During the nine months ended December 31, 2023 and 2022, the Company incurred $128,242 and $0 software development cost, respectively.

Web Development Cost

In accordance with FASB ASC 350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the nine months ended December 31, 2023 and 2022, the Company incurred $1,498 and $6,463 web development cost, respectively.

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

For the nine ended December 31, 2023 and 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	651,166	183,333
	651,166	183,333

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

NOTE 4 – DEFERRED BUSINESS ACQUISITION COST

On November 14, 2023, the Company agreed to acquire a marketplace provider in the spirits industry, a non-affiliated corporation based in Wyoming, under which the Company will issue, on a pro-rata basis, up to 12,550,000 shares of common stock based on the acquiree’s reaching future milestones in exchange for 100% of the issued and outstanding shares of the acquiree making it a wholly owned subsidiary of the Company. The shares will remain in escrow with the Company until those milestones.

On November 17, 2023, the Company issued 12,550,000 shares of common stock at $0.0129 deemed share price (based on the latest arm-length share transaction price in April 2022) valued at $161,895 into an escrow account. The future release of the common stock will depend on the acquiree’s reaching the following milestones:

•	Upon acquiree’s achieving $250,000 in net revenue, 25% (3,137,500 shares) of the common stock held in escrow will be released to the acquiree’s shareholders.

•	Upon acquiree’s achieving $500,000 in net revenue, 25% (3,137,500 shares) of common stock held in escrow will be released to the acquiree’s shareholders.

•	Upon acquiree’s achieving $1,000,000 in net revenue, 50% (6,275,000 shares) of common stock held in escrow will be released to the acquiree’s shareholders.

As of December 31, 2023, the business acquisition has not been completed. The acquisition is expected to be completed during the 4th quarter of fiscal year 2023 (three months ended March 31, 2024).

NOTE 5 – INTANGIBLE ASSETS PURCHASE

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

The software will be amortized over estimated useful life of seven years following launch of the service planned during the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). As of December 31, 2023 and March 31, 2023, the intangible asset was $258,000. Based on the carrying value of finite-lived intangible assets as of December 31, 2023, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2024	$18,429
2025	36,857
2026	36,857
2027	36,857
2028	36,857
Thereafter	92,143
$258,000

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six month term. During the nine months ended December 31, 2023, the Company issued $5,000 in loan receivable to the unaffiliate. As of December 31 2023 and March 31, 2023, the loan receivable was $11,000 and $6,000, respectively. As of December 31, 2023 and March 31, 2023, the loan interest receivable was $627 and $13, respectively.

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $5,000. The loan bears interest at 8% per annum and has a six month term. During the nine months ended December 31, 2023, the Company issued $6,554 in loan receivable to the unaffiliate. As of December 31, 2023 and March 31, 2023, the loan receivable was $6,554 and $0, respectively. As of December 31, 2023 and March 31, 2023, the loan interest receivable was $132 and $0, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six month term. During the nine months ended December 31, 2023, the Company issued $20,000 in loan receivable to the unaffiliate.  As of December 31, 2023 and March 31, 2023, the loan receivable was $20,000 and $0, respectively. As of December 31, 2023 and March 31, 2023, the loan interest receivable was $473and $0, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six month term. During the nine months ended December 31, 2023, the Company issued $9,500 in loan receivable to the unaffiliate. As of December 31, 2023 and March 31, 2023, the loan receivable was $9,500 and $0, respectively.

As of December 31, 2023 and March 31, 2023, the total loan receivable was $47,054 and $6,000, respectively. As of December 31, 2023 and March 31, 2023, total loan interest receivable was $1,232 and $13, respectively.

NOTE 7 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of December 31, 2023 and March 31, 2023, the promissory note payable was $28,900 and $25,000, respectively. As of December 31, 2023 and March 31, 2023, the accrued interest payable was $2,675 and 948, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2023 and March 31, 2023, the total principal balance of the convertible notes payable was $651,166 and $266,666, respectively.

On October 13, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 10% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. During the nine months ended December 31, 2023, principal amount of $1,000 was converted to 20,000 shares of common stock. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $32,333.

On November 8, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $70,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $46,667 was recognized as a loss on convertible note and charged to interest expense. During the nine months ended December 31, 2023, principal amount of $30,000 was converted to 600,000 shares of common stock. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $86,667 and $116,667, respectively.

On November 19, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. During the nine months ended December 31, 2023, principal amount of $10,000 was converted to 200,000 shares of common stock.  As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $23,333.

On February 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $83,333.

On April 19, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $30,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $20,000 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $50,000 and $0, respectively.

On May 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $33,333 and $0, respectively.

On July 10, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31,2023, the balance of the convertible note was $83,333 and $0, respectively.

On July 14, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $25,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $16,667 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31,2023, the balance of the convertible note was $41,667 and $0, respectively.

On August 15, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $23,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $15,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31,2023, the balance of the convertible note was $38,333 and $0, respectively.

On September 6, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31,2023, the balance of the convertible note was $83,333 and $0, respectively.

On November 10, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $17,300. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $11,533 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31,2023, the balance of the convertible note was $28,833 and $0, respectively.

On November 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000 The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31,2023, the balance of the convertible note was $33,333 and $0, respectively.

On December 8, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of December 31, 2023 and March 31, 2023, the balance of the convertible note was $33,333 and $0, respectively.

Accrued interest on convertible notes

During the nine months ended December 31, 2023 and 2022, interest expense of $190,728 (including $170,200 loss on convertible notes charged to interest expense as described above) and $0 was incurred on convertible notes, respectively. As of December 31, 2023 and March 31, 2023, accrued interest payable on convertible notes was $24,872 and $4,342, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4)

During the nine months ended December 31, 2023 and 2022, the director and Chief Executive Officer (“CEO”) of the Company paid $0 and $50,345 on behalf of the Company for business operation purposes, respectively. On August 4, 2023, the Company cancelled 36,865,000 shares of common stock previously held by the director and CEO of the Company.

During the nine months ended December 31, 2023, the Company incurred $17,487 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company. As of December 31, 2023 and March 31, 2023, the management consulting fee payable to the director and COO of the Company was $10,201 and $1,250, respectively.

As of December 31, 2023 and March 31, 2023, there was $62,634 and $53,622 due to the current directors of the Company, respectively.

NOTE 10 – EQUITY

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

On August 4, 2023, the Company cancelled 36,865,000 shares of common stock previously held by the former director and CEO of the Company.

On October 31, 2023, the Company issued 20,000 shares of common stock for the partial repayment on a convertible note of $1,000.

On November 1, 2023, the Company issued 200,000 shares of common stock for the partial repayment on a convertible note of $10,000.

On November 17, 2023, the Company issued into escrow 12,550,000 shares of common stock for acquisition of a non-affiliated corporation in which the acquiree will become wholly owned subsidiary of the Company. (Note 4)

As of December 31, 2023 and March 31, 2023, the issued and outstanding common stock was 36,505,000 and 60,000,000 shares, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2023 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On February 5, 2024, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $24,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

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

General Overview

Our History

Our company was incorporated on March 29, 2016 in the State of Nevada. Initially we engaged in the subscription box business with a focus on offering sock subscriptions to our customers. Our subscription box was a package of a pair of socks sent directly to a customer on a recurring basis. The Company was controlled and operated by Rozh Caroro from inception till April of 2022.

Effective April 28, 2022, Rozh Caroro, the previous sole director, CEO and majority shareholder of the Company, entered into a stock purchase agreement and sold controlling interest of the Company to Christopher McEachnie. Rozh Caroro resigned her positions with the Company and Christopher McEachnie was appointed as Chief Executive Officer, Treasurer and Secretary, and sole Director of the Company. His job was to increase shareholder value by looking for opportunities in the digital space.

Mr. McEachnie began to seek experienced operators to assist in the development of the Company. On September 21, 2022, the Company incorporated a subsidiary Caro Holdings International Ltd. and appointed Meriesha Rennalls to streamline operations, hire employees, consultants and contractors including the development of a software and ecommerce platform. Between September 2022 and December 2023, the Company produced a platform that can be used for a variety of businesses including B2B, B2C and D2C. The core product is now complete and the Company is soliciting clients in multiple industries. The subsidiary will continue to modify and enhance the ecommerce software for its chosen vertical markets and will allow those community to sell, market and distribute their products.  The Company intends to create subsidiaries in markets where it perceives a significant sales opportunity.

Effective December 31, 2022, the Company issued 20,000,000 shares to Noise Comms Limited and subsequently the 36,795,000 shares were returned to Treasury and were cancelled, such that indirectly Meriesha Rennalls now holds approximately 53% of the issued and outstanding shares of Common Stock of the Company, and as such she is able to control the election of our board of directors, approve all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Prior to September 2022, we were an early-stage company and our activities had been limited to the to the formation of our business strategy and the raising of funds to support our mission.

Our Current Business

We are now engaged in the deployment of our B2B, B2C and Direct to Consumer (D2C) systems and methodologies where we target specific vertical markets. We look for small to mid-size brands that have a strong brick-and-mortar presence and have a desire to increase their digital presence.

Our D2C system is a fully integrated 360° platform that allows marketing, analytics and e-commerce functionality wrapped around an industry-specific directory listing platform. The analytical data provides insight from multiple channels to facilitate successful marketing decisions based on a client’s entire business performance.

Based on these analytics, the system can immediately deploy personalization and optimization independently, and enhance understanding of how customer interactions vary across different regions. Furthermore, our infrastructure is designed to take advantage of growth opportunities with minimal additional costs.

Since September 2022, the Company has been actively engaged in soliciting and identifying clients in across a broad spectrum of industries. It has also been engaged in several marketing activities to attract partners, clients and beta testers who are providing valuable feedback in order for us to ensure our system meets their needs and expectations.

The Company is also looking to provide its marketplace platform to the pet care and spirit industries in the United States and the United Kingdom. The Company is also engaging in a full array of marketing activities including social media, attending trade shows and fairs, online conferences, and utilizing identified experts in affiliate marketing, pay-per-click, organic, search, engine, optimization, and social media marketing to promote D2C commerce.

On December 29, 2022, the Company entered into a software license agreement with Noise Comms Ltd. for the acquisition of a Unified Communications Platform which enables multi-party communications between brands and consumers in consideration of 20,000,000 shares of common stock valued at $258,000.

On November 14, 2023, the Company agreed to acquire a marketplace provider in the spirits industry, a non-affiliated corporation based in Wyoming, under which the Company will issue, on a pro-rata basis, up to 12,550,000 shares of common stock based on the acquiree’s reaching future milestones in exchange for 100% of the issued and outstanding shares of the acquiree making it a wholly owned subsidiary of the Company. The shares will remain in escrow with the Company until those milestones.

We are still a small early-stage development company with minimal revenues and limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

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

Results of Operations

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

	Three Months Ended
	December 31,		Change	Change
	2023	2022	Amount	Percentage
Revenue	$521	$-	$521	100%
Operating expenses	$77,869	$102,956	$(25,087)	-24%
Loss from operations	(77,348)	(102,956)	25,608	-25%
Other expenses	(38,540)	(73,611)	35,071	-100%
Net Loss	$(115,888)	$(176,567)	$60,679	-34%

Net loss decreased from $176,567 for the three months ended December 31, 2022 to $115,888 for the three months ended December 31, 2023 due to the decrease in operating expenses and other expenses.

We started to recognize revenue beginning from the three months ended December 31, 2023. During the three months ended December 31, 2023, we recognized revenue of $521 from online ecommerce service.

Operating expenses for the three months ended December 31, 2023 and 2022 consisted of audit and accounting fees, software development expense, legal fees, transfer agent fees and consulting fees. The decrease in operating expenses were primarily a result of a decrease in development activities.

During the three months ended December 31, 2023, the Company incurred other expenses of $38,540, primarily consisting of debt issuance cost of $38,199.

Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022

	Nine Months Ended
	December 31,		Change	Change
	2023	2022	Amount	Percentage
Revenue	$521	$-	$521	100%
Operating expenses	$255,851	$139,403	116,448	84%
Loss from operations	(255,330)	(139,403)	(115,927)	83%
Other expenses	(188,190)	(73,611)	(114,579)	100%
Net Loss	$(443,520)	$(213,014)	$(230,506)	108%

Net loss increased from $213,014 for the nine months ended December 31, 2022 to $443,520 for the nine months ended December 31, 2023 due to the increase in operating expenses and other expenses.

We started to recognize revenue beginning from the three months ended December 31, 2023. During the three months ended December 31, 2023, we recognized revenue of $521 from online ecommerce service.

Operating expenses for the nine months ended December 31, 2023 and 2022 consisted of audit and accounting fees, software development expense, legal fees and consulting fees. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the nine months ended December 31, 2023, the Company incurred other expenses of $188,190 primarily consisting of debt issuance cost of $170,200.

Liquidity and Financial Condition

Working Capital (Deficiency)

	December 31, 2023	March 31, 2023
Current Assets	$213,085	$8,292
Current Liabilities	842,858	391,054
Working Capital (Deficiency)	$(629,773)	$(382,762)

Our total current assets as of December 31, 2023 were as $213,085 compared to total current assets of $8,292 as of March 31, 2023. The increase is primarily due to the deferred business acquisition cost.

Our total current liabilities as of December 31, 2023 were $842,858 as compared to total current liabilities of $391,054 as of March 31, 2023. The increase was attributed by the increase in convertible notes, promissory notes and due to related parties.

Working capital deficiency increased from $382,762 as of March 31, 2023 to $629,773 as of December 31, 2023 mainly due to the increase in convertible notes, accounts payable and accrued liabilities and accrued interest payable.

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

	Nine Months Ended
	December 31,
	2023	2022
Cash used in Operating Activities	$(212,200)	$(88,900)
Cash used in Investing Activities	(41,054)	-
Cash provided by Financing Activities	259,200	136,976
Effects on changes in foreign exchange rate	(5,722)	(1,707)
Net changes in cash during period	$224	$46,369

Operating Activities

For the nine months ended December 31, 2023, net cash used in operating activities was $212,200, related to our net loss of $443,520, decreased by debt issuance costs of $170,200 And net changes in operating assets and liabilities of $61,120.

For the nine months ended December 31, 2022, net cash used in operating activities was $88,900, related to our net loss of $213,014, decreased by debt issuance costs of $73,333 and net changes in operating assets and liabilities of $50,781.

Investing Activities

For the nine months ended December 31, 2023, net cash used by financing activities was $41,054 for advancement on loan receivable.

We did not use any funds for investing activities for the nine months ended December 31, 2022.

Financing Activities

For the nine months ending December 31, 2023, net cash used by financing activities was $259,200 from issuance of a promissory note of $3,900 and issuance of convertible notes of $255,300.

For the nine months ending December 31, 2022, net cash used by financing activities was $136,976 from issuance of a promissory note of $25,000, issuance of convertible notes of $110,000 and advancement from related party of $1,976.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended December 31, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: February 26, 2024	/s/ Christopher McEachnie
Christopher McEachnie
Chief Executive Officer
(Principal Executive Officer)

