Form 10-K
period 2024-03-31
Caro Holdings Inc.
filed 2024-07-01
CIK 1678105

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2024

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 333-212268

CARO HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	93-2109546
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7 Castle Street, Sheffield, UK S3 8LT

(Address of principal executive offices) (Zip Code)

(786) 755 3210

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

 _________________________________________

Title of Class

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2023, was $4,386,000 based on a $1.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

Number of shares outstanding of each of the issuer’s classes of common stock on June 27, 2024: Common Stock: 36,505,000

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

Our History

Our company was incorporated on March 29, 2016 in the State of Nevada. We had been engaged in the subscription box business with our initial focus on offering sock subscriptions to our customers. Our subscription box was a package of a pair of socks that will be sent directly to a customer on a recurring basis. For example, a potential subscriber would subscribe to receive a pair of socks once a month for either a period of 6 months or 12 months. Our subscription sock boxes were a marketing strategy and a method of product distribution, allowing us to target a wide range of customers and cater to their variety of specific needs and interests. We are a small early-stage development company. To date, our company's activities have been limited to the sourcing of our advertising channels, initial branding efforts, and in our formation and the raising of equity capital. We have no revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from directors and officers and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding

Our Current Business

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

Revenue

We have minimal reported revenue during our fiscal year 2024 ending on March 31, 2024, and had no revenue during our fiscal year 2023 ending on March 31, 2023.

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

On June 27, 2024, the shareholders’ list showed 34 registered shareholders with 36,505,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2024 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2024.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2024.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2024, which are included herein. Our operating results for the year ended March 31, 2024, for the year ended March 31, 2023 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	March 31,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$577	$-	$577	100%
Operating expenses	309,404	249,152	60,252	24%
Loss from operations	(308,827)	(249,152)	(59,675)	24%
Other expenses	(230,214)	(107,327)	(122,887)	114%
Net Loss	$(539,041)	$(356,479)	$(182,562)	51%

Net loss increased from $356,479 for the year ended March 31, 2023 to $539,041 for the year ended March 31, 2024 due to the increase in operating expenses and other expenses.

During the year ended March 31, 2024 we generated $577 in revenue. For the year ending March 31, 2023 we did not generate revenues.

Operating expenses for the year ended March 31, 2024 consisted of audit and accounting fees, software development expense, legal fees, and consulting fees and website development expense. The increase in operating expenses was primarily a result of an increase in development activities, audit fees, legal fees and consulting fees.

During the year ended March 31, 2024, the Company incurred other expenses of $230,214 as compared to $107,327 during the year ended March 31, 2023, mainly consist of debt issuance cost of $203,867 and $106,666, respectively.

Liquidity and Financial Condition

Working Capital (Deficiency)

	Year Ended March 31,
	2024	2023
Current Assets	$233,716	$8,292
Current Liabilities	947,035	391,054
Working Capital (Deficiency)	$(713,319)	$(382,762)

Cash Flows

	Year Ended
	March 31,
	2024	2023
Cash used in Operating Activities	$(244,810)	$(174,532)
Cash used in Investing Activities	(42,954)	(6,000)
Cash provided by Financing Activities	309,700	186,976
Effects on changes in foreign exchange rate	(3,421)	(4,165)
Net changes in cash during period	$18,515	$2,279

Our total current assets as of March 31, 2024 were as $233,716 compared to total current assets of $8,292 as of March 31, 2023. The increase was primarily due to an increase in deferred business acquisition cost, promissory note receivable and cash.

Our total current liabilities as of March 31, 2024 were $947,035 as compared to total current liabilities of $391,054 as of March 31, 2023. The increase was mainly attributed by the increase in convertible notes, accrued interest payable and accounts payable and accrued liabilities.

Working capital deficiency increased from $382,762 as of March 31, 2023 to $713,319 as of March 31, 2024 mainly due to the increase in convertible notes, accrued interest payable and accounts payable and accrued liabilities.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2024, contains a going concern qualification as we have suffered losses since our inception. We have no operating revenues. We have been dependent on sales of equity securities and debt financing to conduct operations. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.

Operating Activities

For the year ended March 31, 2024, net cash used in operating activities was $244,810 related to our net loss of $539,041, decreased by amortization of $9,214 and loss on convertible notes of $203,867 and net changes in operating assets and liabilities of $81,150.

For the year ended March 31, 2023, net cash used in operating activities was $174,532, related to our net loss of $356,479, decreased by loss on convertible notes of $106,666 and net changes in operating and liabilities of $75,281.

Investing Activities

For the year ended March 31, 2024, net cash used in investing activities was $42,954 for loan advancements to unaffiliated companies.

For the year ended March 31, 2023, net cash used in investing activities was $6,000 for loan advancement to an unaffiliated company.

Financing Activities

For the year ended March 31, 2024, net cash used in financing activities was $309,700 from proceeds from issuance of promissory note of $3,900 and proceeds from issuance of convertible notes of $305,800.

For the year ended March 31, 2023, net cash used in financing activities was $186,976 from proceeds from issuance of promissory note of $2,500, proceeds from issuance of convertible notes of $160,000 and advancement from related party of $1,976.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented.

Our critical estimates include revenue recognition and intangible assets. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Convertible Financial Instruments

We bifurcate conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When we have determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CARO HOLDINGS, INC. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CARO HOLDINGS, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Caro Holdings, Inc (the ‘Company’) as of March 31, 2024, and 2023, and the related statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years ended March 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended March 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $1,102,951, net loss of $539,041. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

 /s/Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

June 28, 2024

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2024	2023

ASSETS
Current Assets
Cash	$20,794	$2,279
Prepaid expense	105	-
Other receivable	9	-
Promissory note receivable	43,954	6,000
Convertible note receivable	5,000	-
Interest receivable	1,959	13
Deferred business acquisition cost	161,895	-
Total Current Assets	233,716	8,292

Software, net	248,786	258,000

TOTAL ASSETS	$482,502	$266,292

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$81,559	$40,476
Accrued interest payable	37,884	5,290
Due to related parties	63,360	53,622
Promissory notes payable	28,900	25,000
Convertible notes payable	735,332	266,666
Total Current Liabilities	947,035	391,054

TOTAL LIABILITIES	947,035	391,054

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 36,505,000 shares and 60,000,000 shares issued and outstanding, respectively	365	600
Additional paid in capital	645,958	442,828
Accumulated deficit	(1,102,951)	(563,910)
Accumulated other comprehensive loss	(7,905)	(4,280)
Total Stockholders' Deficit	(464,533)	(124,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$482,502	$266,292

The accompanying notes are an integral part of these consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31,
	2024	2023

Revenues	$577	$-

Operating Expenses
General and administration	$17,082	$7,710
Professional fees	134,041	119,491
Management consulting fees - related party	18,774	18,950
Amortization	9,214	-
Software and website development	130,293	103,001
Total operating expenses	309,404	249,152

Loss from operations	(308,827)	(249,152)

Other income (expense)
Interest expense	(236,458)	(111,956)
Interest income	1,946	13
Foreign exchange gain	4,298	4,616
Total other expense	(230,214)	(107,327)

Net loss before taxes	(539,041)	(356,479)
Provision for income taxes	-	-
Net loss	$(539,041)	$(356,479)

Other comprehensive loss	(3,625)	(4,280)
Comprehensive Loss	(542,666)	(360,759)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	40,829,575	44,493,151

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2024 AND 2023

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Cancellation of common stock from related party	(36,865,000)	(369)	369	-	-	-
Issuance of common stock for conversion of convertible note	600,000	6	29,994	-	-	30,000
Issuance of common stock for conversion of convertible note	220,000	2	10,998	-	-	11,000
Issuance of common stock for deferred business acquisition cost	12,550,000	126	161,769	-	-	161,895
Other comprehensive loss	-	-	-	-	(3,625)	(3,625)
Net loss	-	-	-	(539,041)	-	(539,041)
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(539,041)	$(356,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,214	-
Loss on convertible notes	203,867	106,666
Changes in operating assets and liabilities:
Interest receivable	(1,946)	(13)
Other receivable	(7)	-
Prepaid expenses	(105)	-
Accounts payable and accrued liabilities	39,721	70,004
Accrued interest payable	32,594	5,290
Management salary payable	10,893	-
Net Cash Used in Operating Activities	(244,810)	(174,532)

Cash Flows from Investing Activities:
Advancement on convertible loan receivable	(5,000)	-
Payment from promissory loan receivable	3,100	-
Advancement on promissory loan receivable	(41,054)	(6,000)
Net Cash Used in Investing Activities	(42,954)	(6,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	3,900	25,000
Proceeds from issuance of convertible notes	305,800	160,000
Advancement from related party	-	1,976
Net Cash Provided by Financing Activities	309,700	186,976

Effects on changes in foreign exchange rate	(3,421)	(4,165)

Net Changes in Cash	18,515	2,279
Cash, beginning of period	2,279	-
Cash, end of period	$20,794	$2,279

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related parties	$-	$50,345
Issuance of common stock for acquisition of software from related party	$-	$258,000
Cancellation of common stock from related party	$369	$-
Issuance of common stock for conversion of convertible note	$41,000	$-
Issuance of common stock for deferred business acquisition cost	$161,895	$-

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,102,951, and a net loss of $539,041 for the year ended March 31, 2024. The Company started to generate revenues of $577 during the six months ended March 31, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2024	2023
Spot GBP: USD exchange rate	1.2630	1.2359
Average GBP: USD exchange rate	1.2571	1.1956

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

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (Note 10)

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

As of March 31, 2024, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization. During the year ended March 31, 2024 and 2023, the Company incurred $128,618 and $96,424 software development cost, respectively.

Web Development Cost

In accordance with FASB ASC 350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the year ended March 31, 2024 and 2023, the Company incurred $1,675 and $6,577 web development cost, respectively.

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

For the year ended March 31, 2024 and 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	735,332	266,667
	735,332	266,667

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

As of March 31, 2024, the business acquisition has not been completed. The acquisition is expected to be completed during the 2nd quarter of fiscal year 2024 (three months ended September 30, 2024).

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

The software is amortized over estimated useful life of seven years following launch of the service planned during the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the year ended March 31, 2024, the amortization expense was $9,214.  As of March 31, 2024, the intangible asset was $248,786. Based on the carrying value of finite-lived intangible assets as of March 31, 2024, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2025	$36,857
2026	36,857
2027	36,857
2028	36,857
2029	36,857
Thereafter	64,500
$248,786

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of March 31, 2024 and March 31, 2023, the loan receivable was $11,000 and $6,000, respectively. As of March 31, 2024 and March 31, 2023, the loan interest receivable was $846 and $13, respectively.

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $5,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. As of March 31, 2024 and March 31, 2023, the loan receivable was $3,454 and $0, respectively. As of March 31, 2024 and March 31, 2023, the loan interest receivable was $221 and $0, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate.  As of March 31, 2024 and March 31, 2023, the loan receivable was $20,000 and $0, respectively. As of March 31, 2024 and March 31, 2023, the loan interest receivable was $872 and $0, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of March 31, 2024 and March 31, 2023, the loan receivable was $9,500 and $0, respectively.

As of March 31, 2024 and March 31, 2023, the total loan receivable was $43,954 and $6,000, respectively. As of March 31, 2024 and March 31, 2023, total loan interest receivable was $1,959 and $13, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14,2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of March 31, 2024 and March 31, 2023, the total loan receivable was $5,000 and $0, respectively. As of March 31, 2024 and March 31, 2023, the loan interest receivable was $19 and $0, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of March 31, 2024 and March 31, 2023, the promissory note payable was $28,900 and $25,000, respectively. As of March 31, 2024 and March 31, 2023, the accrued interest payable was $3,251 and 948, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2024 and March 31, 2023, the total principal balance of the convertible notes payable was $735,332 and $266,666, respectively.

On October 13, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 10% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. During the year ended March 31, 2024, principal amount of $1,000 was converted to 20,000 shares of common stock. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $32,333.

On November 8, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $70,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $46,667 was recognized as a loss on convertible note and charged to interest expense. During the year ended March 31, 2024, principal amount of $30,000 was converted to 600,000 shares of common stock. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $86,667 and $116,667, respectively.

On November 19, 2022, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. During the year ended March 31, 2024, principal amount of $10,000 was converted to 200,000 shares of common stock.  As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $33,333 and $23,333, respectively.

On February 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures one year from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $83,333.

On April 19, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $30,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $20,000 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $50,000 and $0, respectively.

On May 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $33,333 and $0, respectively.

On July 10, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31,2023, the balance of the convertible note was $83,333 and $0, respectively.

On July 14, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $25,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $16,667 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31,2023, the balance of the convertible note was $41,667 and $0, respectively.

On August 15, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $23,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $15,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31,2023, the balance of the convertible note was $38,333 and $0, respectively.

On September 6, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $50,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $33,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31,2023, the balance of the convertible note was $83,333 and $0, respectively.

On November 10, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $17,300. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $11,533 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31,2023, the balance of the convertible note was $28,833 and $0, respectively.

On November 22, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000 The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31,2023, the balance of the convertible note was $33,333 and $0, respectively.

On December 8, 2023, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $33,333 and $0, respectively.

On February 6, 2024, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $24,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $16,000 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $40,000 and $0, respectively.

On March 8, 2024, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $6,500. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $4,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $10,833 and $0, respectively.

On March 25, 2024, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $20,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion. Debt premium of $13,333 was recognized as a loss on convertible note and charged to interest expense. As of March 31, 2024 and March 31, 2023, the balance of the convertible note was $33,333 and $0, respectively.

Accrued interest on convertible notes

During the year ended March 31, 2024 and 2023, interest expense of $236,458 (including $203,867 loss on convertible notes charged to interest expense as described above) and $111,956 (including $106,666 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. As of March 31, 2024 and March 31, 2023, accrued interest payable on convertible notes was $34,633 and $4,342, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

On January 9, 2023, the Company issued 20,000,000 shares of common stock to Noise Comms Ltd., a corporation controlled by the director and COO of the Company, for the acquisition of software valued at $258,000. (Note 4)

During the year ended March 31, 2024 and 2023, the director and Chief Executive Officer (“CEO”) of the Company paid $0 and $50,345 on behalf of the Company for business operation purposes, respectively. On August 4, 2023, the Company cancelled 36,865,000 shares of common stock previously held by the director and CEO of the Company.

During the year ended March 31, 2024 and 2023, the Company incurred $18,774 and $18,950 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company. As of March 31, 2024 and March 31, 2023, the management consulting fee payable to the director and COO of the Company was $10,944 and $1,250, respectively.

As of March 31, 2024 and March 31, 2023, there was $63,360 and $53,622 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

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

On November 17, 2023, the Company issued into escrow 12,550,000 shares of common stock for acquisition of a non-affiliated corporation in which the acquiree will become wholly owned subsidiary of the Company. (Note 4)

As of March 31, 2024 and March 31, 2023, the issued and outstanding common stock was 36,505,000 and 60,000,000 shares, respectively.

NOTE 12 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2024 and 2023, are as follows:

	March 31,	March 31,
	2024	2023
Net operating loss carryforward	$(1,102,951)	$(563,910)
Tax Rate	21%	21%
Deferred tax asset	(231,620)	(118,421)
Less: Valuation allowance	231,620	118,421
Deferred tax asset	$-	$-

As of March 31, 2024, the Company had approximately $1,100,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2024 are subject to review by the tax authorities.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2024 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On May 27, 2024, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $10,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2024 and 2023 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended March 31, 2024 and 2023.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2024. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company has inadequate segregation of duties and ineffective risk assessment, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. This is caused by a very limited number of personnel.

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

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of June 27, 2024:

Name	Age	Position	Since
Christopher McEachnie (1)	49	Director, President, Chief Executive Officer, and Treasurer	April 2022
Christopher McEachnie (1)	49	Director, Chief Executive Officer	September 2022
Meriesha Rennalls	39	Chief Operating Officer, President, Director and Secretary	September 2022

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

Compensation Committee

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

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

Item 11. Executive Compensation

Executive compensation during the years ended March 31, 2024 and 2023 was as follows:

						Non- Equity Incentive	Change in Pension Value and Nonqualified Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Christopher McEachnie (1) President	2023	-	-	-	-	-	-	-	-
CEO, CFO, Treasurer and Director	2024	-	-	-	-	-	-	-	-
Meriesha Rennalls, President	2023	-	-	-	-	-	-	-	-
COO, Secretary and Director	2023	-	-	-	-	-	-	-

(1) On September 21, 2022, Christopher McEachnie resigned his position as President, CFO and Treasurer of the Company. Upon resignation, Meriesha Rennalls was appointed as President, COO, Director and Secretary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of June 27, 2024 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner	Number of Common Shares Beneficial Owned	Percent of Class
Noise Comms Limited (1) 32 Eyre Street, Sheffield, UK S3 8LT	19,349,000	53.00%
Gentleman's Craft Management Trust 30 N Gould St, Ste R, Sheridan WY 82801	12,500,000	34.24%

	31,849,000	87.24%

(1)	The COO and Director of the Company is the sole shareholder, COO and director of Noise Comms Ltd.

Item 13. Certain Relationships and Related Transactions Employee Benefit Plans

We have no employee benefit plans or stock option plans.

Item 14. Principal Accountant Fees and Services.

On May 13, 2024, the Company’s Board of Directors formally dismissed BF Borgers as the Company’s independent registered public accounting firm. On May 3, 2024, the Securities and Exchange Commission (the “SEC”) permanently suspended BF Borgers CPA PC (“BF Borgers”) from appearing or practicing before the SEC as an accountant. The reports of BF Borgers on the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2023, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. During the fiscal year ended March 31, 2023 through May 13, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the consolidated financial statement for such years. During the fiscal years ended March 31, 2023 through May 13, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report.

On May 14, 2024, the Company engaged Olayinka Oyebola & Co (“OO & Co.”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2024 and for fiscal year ended March 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

BF Borgers CPA PC

	Year Ended
	March 31, 2024	March 31, 2023
Audit Fees	$29,150	$49,525
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$29,150	$49,525

Olayinka Oyebola & Co, Chartered Accountants

	Year Ended
	March 31, 2024	March 31, 2023
Audit Fees	$10,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$10,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of July 2024.

CARO HOLDINGS INC.

By:	/s/ Christopher McEachnie
Christopher McEachnie (Principal Executive Officer, Director)

In accordance with the requirements of the Securities and Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/Christopher McEachnie	Dated: July 1, 2024
Chrstopher McEachnie Principal Executive Officer, Director

