Form 10-Q
period 2024-06-30
Caro Holdings Inc.
filed 2024-08-09
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number333-212268

CARO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	93-2109546
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7 Castle Street, Sheffield, UK	S3 8LT
(Address of principal executive offices)	(Zip Code)

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

36,705,000 shares of common stock issued and outstanding as of August 6th, 2024

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,815	$20,794
Prepaid expense	-	105
Other receivable	332	9
Promissory note receivable	43,954	43,954
Convertible note receivable	5,000	5,000
Interest receivable	2,745	1,959
Deferred business acquisition cost	161,895	161,895
Total Current Assets	219,741	233,716

Software, net	239,572	248,786

TOTAL ASSETS	$459,313	$482,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$61,059	$81,559
Accrued interest payable	49,185	37,884
Due to related parties	62,712	63,360
Promissory notes payable	28,900	28,900
Convertible notes payable	768,666	735,332
Total Current Liabilities	970,522	947,035

TOTAL LIABILITIES	970,522	947,035

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 36,505,000 shares issued and outstanding	365	365
Additional paid in capital	645,958	645,958
Accumulated deficit	(1,149,379)	(1,102,951)
Accumulated other comprehensive loss	(8,153)	(7,905)
Total Stockholders' Deficit	(511,209)	(464,533)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$459,313	$482,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2024	2023

Revenues	$18,817	$-

Operating Expenses
General and administration	$24,785	$3,342
Professional fees	4,497	37,680
Management consulting fees - related party	3,155	7,504
Amortization	9,214	-
Software and website development	-	63,654
Total operating expenses	41,651	112,180

Loss from operations	(22,834)	(112,180)

Other income (expense)
Interest expense	(24,636)	(38,689)
Interest income	787	180
Foreign exchange gain	255	4,443
Total other expense	(23,594)	(34,066)

Net loss before taxes	(46,428)	(146,246)
Provision for income taxes	-	-
Net loss	$(46,428)	$(146,246)

Other comprehensive loss	(248)	(4,650)
Comprehensive Loss	(46,676)	(150,896)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	36,505,000	60,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Three Months Ended June 30, 2024

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(46,428)	-	(46,428)
Balance - June 30, 2024	36,505,000	$365	$645,958	$(1,149,379)	$(8,153)	$(511,209)

Three Months Ended June 30, 2023

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Other comprehensive loss	-	-	-	-	(4,650)	(4,650)
Net loss	-	-	-	(146,246)	-	(146,246)
Balance - June 30, 2023	60,000,000	$600	$442,828	$(710,156)	$(8,930)	$(275,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(46,428)	$(146,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,214	-
Loss on convertible notes	13,333	33,333
Changes in operating assets and liabilities:
Interest receivable	(787)	(180)
Other receivable	(256)	(97)
Prepaid expenses	105	-
Accounts payable and accrued liabilities	(20,414)	64,097
Accrued interest payable	11,302	5,355
Management salary payable	(657)	-
Net Cash Used in Operating Activities	(34,587)	(43,739)

Cash Flows from Investing Activities:
Advancement on promissory loan receivable	-	(7,305)
Net Cash Used in Investing Activities	-	(7,305)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	-	3,900
Proceeds from issuance of convertible notes	20,000	50,000
Net Cash Provided by Financing Activities	20,000	53,900

Effects on changes in foreign exchange rate	(392)	(4,176)

Net Changes in Cash	(14,979)	(1,320)
Cash, beginning of period	20,794	2,279
Cash, end of period	$5,815	$959

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Operating expenses paid by related parties	$-	$4,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,149,379, and a net loss of $46,428 for the six months ended June 30, 2024. The Company started to generate revenues of $18,817 during the three months ended June 30, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 1, 2024.

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

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2024	2023
Spot GBP: USD exchange rate	1.2640	1.2702
Average GBP: USD exchange rate	1.2620	1.2523

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

As of June 30, 2024, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the three months ended June 30, 2024 and 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	768,666	266,666
	768,666	266,666

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

As of June 30, 2024, the business acquisition has not been completed. The acquisition is expected to be completed during the 2nd quarter of fiscal year 2024 (three months ended September 30, 2024).

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the three months ended June 30, 2024, the amortization expense was $9,214.  As of June 30, 2024 and March 31, 2024, the intangible asset was $239,572 and $248,786, respectively. Based on the carrying value of finite-lived intangible assets as of June 30, 2024, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2025 (excluding three months ended June 30, 2024)	$27,644
2026	36,857
2027	36,857
2028	36,857
2029	36,857
Thereafter	64,500
$239,572

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000.The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of June 30, 2024 and March 31, 2024, the loan receivable was $11,000 and $11,000, respectively. As of June 30, 2024 and March 31, 2024, the loan interest receivable was $1,066 and $846, respectively

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $5,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. As of June 30, 2024 and March 31, 2023, the loan receivable was $3,454 and $0, respectively. As of June 30, 2024 and. March 31, 2024, the loan interest receivable was $290 and $221, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate.  As of June 30, 2024 and March 31, 2024, the loan receivable was $20,000 and $20,000, respectively. As of June 30, 2024 and March 31, 2024, the loan interest receivable was $1,271 and $872, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of June 30, 2024 and March 31, 2024, the loan receivable was $9,500 and $9,500, respectively.

As of June 30, 2024 and March 31, 2024, the total loan receivable was $43,954 and $43,954 respectively. As of June 30, 2024 and March 31, 2024, total loan interest receivable was $2,627 and $1,940, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of June 30, 2024 and March 31, 2024, the total loan receivable was $5,000 and $5,000, respectively. As of June 30, 2024 and March 31, 2024, the loan interest receivable was $118 and $19, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of June 30, 2024 and March 31, 2024, the promissory note payable was $28,900 and $28,900, respectively. As of June 30, 2024 and March 31, 2024, the accrued interest payable was $3,827 and 3,251, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2024 and March 31, 2024, the total principal balance of the convertible notes payable was $768,666 and $735,333, respectively.

	June 30,	March 31,
	2024	2024
October 2022	$32,333	$32,333
November 2022	110,000	110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 2023	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	33,333	-
	$768,666	$735,333

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the three months ended June 30, 2024 and 2023, debt premium of $13,333 and $33,333 was recognized as a loss on convertible note and charged to interest expense.

During the three months ended June 30, 2024 and 2023, interest expense of $24,636 (including $13,333 loss on convertible notes charged to interest expense as described above) and $38,689 (including $33,333 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. As of June 30, 2024 and March 31, 2024, accrued interest payable on convertible notes was $45,358 and $34,633, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2023, the Company incurred $7,504 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company. As of June 30, 2024 and March 31, 2024, the management consulting fee payable to the director and COO of the Company was $10,294 and $10,944, respectively.

As of June 30, 2024 and March 31, 2024, there was $62,712 and $63,360 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

As of June 30, 2024 and March 31, 2024, the issued and outstanding common stock was 36,505,000 and 36,505,000 shares, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2024 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On July 10, 2024, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $10,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

On July 8, 2024, principal amount of a convertible note of $10,000 was converted into 200,000 shares of common stock.

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

Effective December 31, 2022 the company issued 20,000,000 shares to Noise Comms Limited and subsequently the 36,795,000 shares were returned to Treasury and were cancelled, such that indirectly Meriesha Rennalls now holds approximately 53% of the issued and outstanding shares of Common Stock of the Company, and as such she is able to control the election of our board of directors, approve all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

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

On November 14, 2023, the Company agreed to acquire a marketplace provider in the spirits industry, a non-affiliated corporation based in Wyoming, under which the Company will issue, on a pro-rata basis, up to 12,550,000 shares of common stock based on the company reaching future milestones in exchange for 100% of the issued and outstanding shares of the company making it a wholly owned subsidiary of the Company. The shares will remain in escrow with the company until those milestones.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended June 30, 2024, which are included herein. Our operating results for the three months ended June 30, 2024 and June 30, 2023 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$18,817	$-	$18,817	100%
Operating expenses	41,651	112,180	(70,529)	-63%
Loss from operations	(22,834)	(112,180)	89,346	-80%
Other expenses	(23,594)	(34,066)	10,472	-31%
Net Loss	$(46,428)	$(146,246)	$99,818	-68%

Net loss decreased from $146,246 for the three months ended June 30, 2023 to $46,428 for the three months ended June 30, 2024 due to the increase in revenue, decrease in operating expenses and decrease in other expenses.

During the three months ended June 30, 2024, we generated $18,817 in revenue. For the three months ending June 30, 2023 we did not generate revenues.

Operating expense decreased from $112,180 for the three months ended June 30, 2023 to $41,651 for the three months ended June 30, 2024 due to the decrease in software and website development cost and professional fees.

During the three months ended June 30, 2024, the Company incurred other expenses of $23,594 as compared to $34,066 during the three months ended June 30, 2023, mainly consist of debt issuance cost of $13,333 and $33,333, respectively.

Liquidity and Financial Condition

Working Capital (Deficiency)

	June 30, 2024	March 31, 2024
Current Assets	$219,741	$233,716
Current Liabilities	970,522	947,035
Working Capital (Deficiency)	$(750,781)	$(713,319)

Cash Flow

	Three Months Ended
	June 30,
	2024	2023
Cash used in Operating Activities	$(34,587)	$(43,739)
Cash used in Investing Activities	-	(7,305)
Cash provided by Financing Activities	20,000	53,900
Effects on changes in foreign exchange rate	(392)	(4,176)
Net changes in cash during period	$(14,979)	$(1,320)

Our total current assets as of June 30, 2024 were as $219,741 compared to total current assets of $233,716 as of March 31, 2024. The decrease was primarily due to a decrease in cash.

Our total current liabilities as of June 30, 2024 were $970,522 as compared to total current liabilities of $947,035 as of March 31, 2024. The increase was mainly attributed by the increase in convertible notes and accrued interest payable.

Working capital deficiency increased from $713,319 as of March 31, 2024 to $750,781 as of June 30, 2024 mainly due to the decrease in cash and the increase in convertible notes and accrued interest payable.

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

Operating Activities

For the three months ended June 30, 2024, net cash used in operating activities was $34,587 related to our net loss of $46,427, decreased by amortization of $9,214 and loss on convertible notes of $13,333 and increased by net changes in operating assets and liabilities of $10,707.

For the three months ended June 30, 2023, net cash used in operating activities was $43,739, related to our net loss of $146,246, decreased by loss on convertible notes of $33,333 and net changes in operating and liabilities of $69,175.

Investing Activities

For the three months ended June 30, 2024, we didn’t have any investing activities.

For the three months ended June 30, 2023, net cash used in investing activities was $7,305 for loan advancement to an unaffiliated company.

Financing Activities

For the three months ended June 30, 2024, net cash used in financing activities was $20,000 from proceeds from issuance of convertible notes of $20,000

For the three months ended June 30, 2023, net cash used in financing activities was $53,900 from proceeds from issuance of promissory note of $3,900 and proceeds from issuance of convertible notes of $50,000.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2024, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of June 30, 2024, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: August 8, 2024	/s/ Christopher McEachnie
Christopher McEachnie Chief Executive Officer (Principal Executive Officer)

