Form 10-Q
period 2024-09-30
Caro Holdings Inc.
filed 2024-11-12
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 37,175,808 shares of common stock issued and outstanding as of November 11, 2024

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$26,536	$20,794
Prepaid expense	-	105
Accounts receivable and other receivable	2,236	9
Promissory note receivable	45,823	43,954
Convertible note receivable	5,000	5,000
Interest receivable	3,572	1,959
Deferred business acquisition cost	161,895	161,895
Total Current Assets	245,062	233,716

Software, net	230,358	248,786

TOTAL ASSETS	$475,420	$482,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$57,578	$81,559
Accrued interest payable	59,980	37,884
Due to related parties	65,704	63,360
Promissory notes payable	28,900	28,900
Convertible notes payable	827,167	735,332
Total Current Liabilities	1,039,329	947,035

TOTAL LIABILITIES	1,039,329	947,035

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 37,175,808 shares and 36,505,000 shares issued and outstanding, respectively	372	365
Additional paid in capital	679,491	645,958
Accumulated deficit	(1,217,534)	(1,102,951)
Accumulated other comprehensive loss	(26,238)	(7,905)
Total Stockholders' Deficit	(563,909)	(464,533)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$475,420	$482,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$5,626	$-	$24,443	$-

Operating Expenses
General and administration	$24,578	$4,885	$49,363	$8,227
Professional fees	7,864	11,222	12,361	48,902
Management consulting fees - related party	4,469	2,488	7,624	9,992
Amortization	9,214	-	18,428	-
Software and website development	-	47,207	-	110,861
Total operating expenses	46,125	65,802	87,776	177,982

Loss from operations	(40,499)	(65,802)	(63,333)	(177,982)

Other income (expense)
Interest expense	(48,336)	(106,316)	(72,972)	(145,005)
Interest income	826	338	1,613	518
Foreign exchange gain	19,854	(9,606)	20,109	(5,163)
Total other expense	(27,656)	(115,584)	(51,250)	(149,650)

Net loss before taxes	(68,155)	(181,386)	(114,583)	(327,632)
Provision for income taxes	-	-	-	-
Net loss	$(68,155)	(181,386)	$(114,583)	$(327,632)

Other comprehensive income (loss)	(18,085)	10,271	(18,333)	5,621
Comprehensive Loss	(86,240)	(171,115)	(132,916)	(322,011)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	36,788,325	37,163,370	36,646,662	48,581,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Six Months Ended September 30, 2024

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(46,428)	-	(46,428)
Balance - June 30, 2024	36,505,000	$365	$645,958	$(1,149,379)	$(8,153)	$(511,209)

Conversion of notes to common stock	670,808	7	33,533	-	-	33,540
Other comprehensive loss	-	-	-	-	(18,085)	(18,085)
Net loss	-	-	-	(68,155)	-	(68,155)
Balance - September 30, 2024	37,175,808	$372	$679,491	$(1,217,534)	$(26,238)	$(563,909)

Six Months Ended September 30, 2023

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Other comprehensive loss	-	-	-	-	(4,650)	(4,650)
Net loss	-	-	-	(146,246)	-	(146,246)
Balance - June 30, 2023	60,000,000	$600	$442,828	$(710,156)	$(8,930)	$(275,658)

Cancellation of common stock from related party	(36,865,000)	(369)	369	-	-	-
Issuance of common stock for conversion of convertible note	600,000	6	29,994	-	-	30,000
Other comprehensive loss	-	-	-	-	10,271	10,271
Net loss	-	-	-	(181,386)	-	(181,386)
Balance - September 30, 2023	23,735,000	$237	$473,191	$(891,542)	$1,341	$(416,773)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(114,582)	$(327,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	18,428	-
Loss on convertible notes	49,667	132,000
Changes in operating assets and liabilities:
Interest receivable	(1,613)	(518)
Other receivable	(1,663)	(166)
Prepaid expenses	105	(12,500)
Accounts payable and accrued liabilities	(25,494)	20,803
Accrued interest payable	23,303	13,006
Management salary payable	1,488	5,918
Net Cash Used in Operating Activities	(50,361)	(169,090)

Cash Flows from Investing Activities:
Advancement on promissory loan receivable	(1,869)	(27,305)
Net Cash Used in Investing Activities	(1,869)	(27,305)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	-	3,900
Proceeds from issuance of convertible notes	74,500	198,000
Net Cash Provided by Financing Activities	74,500	201,900

Effects on changes in foreign exchange rate	(16,528)	4,542

Net Changes in Cash	5,742	10,048
Cash, beginning of period	20,794	2,279
Cash, end of period	$26,536	$12,327

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Cancellation of common stock from related party	$-	$369
Issuance of common stock for conversion of convertible note	$33,540	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,217,534, and a net loss of $114,583 for the six months ended September 30, 2024. The Company started to generate revenues of $24,443 during the six months ended September 30, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2024	2023
Spot GBP: USD exchange rate	1.3394	1.2210
Average GBP: USD exchange rate	1.2808	1.2591

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

We follow ASC 850, “Related Party Disclosures”,for the identification of related parties and disclosure of related party transactions. (Note 10)

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

As of September 30, 2024, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the six months ended September 30, 2024 and 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	September 30,	September 30,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	827,167	566,666

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our unaudited condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our unaudited condensed consolidated financial statements and disclosures.

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

As of September 30, 2024, the business acquisition has not been completed. The acquisition is expected to be completed during the 3rd quarter of fiscal year 2024 (three months ended December 31, 2024).

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the six months ended September 30, 2024, the amortization expense was $18,428.  As of September 30, 2024 and March 31, 2024, the intangible asset was $230,358 and $248,786, respectively. Based on the carrying value of finite-lived intangible assets as of September 30, 2024, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2025 (excluding six months ended September 30, 2024)	$27,644
2026	36,857
2027	36,857
2028	36,857
2029	36,857
Thereafter	55,286
$230,358

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000.The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of September 30, 2024 and March 31, 2024, the loan receivable was $11,000 and $11,000, respectively. As of September 30, 2024 and March 31, 2024, the loan interest receivable was $1,287 and $846, respectively

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $5,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the six months ended September 30, 2024, the Company issued $1,869 in loan receivable. As of September 30, 2024 and March 31, 2023, the loan receivable was $5,323 and $0, respectively. As of September 30, 2024 and. March 31, 2024, the loan interest receivable was $390 and $221, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate. As of September 30, 2024 and March 31, 2024, the loan receivable was $20,000 and $20,000, respectively. As of September 30, 2024 and March 31, 2024, the loan interest receivable was $1,675 and $872, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of September 30, 2024 and March 31, 2024, the loan receivable was $9,500 and $9,500, respectively.

As of September 30, 2024 and March 31, 2024, the total loan receivable was $45,823 and $43,954 respectively. As of September 30, 2024 and March 31, 2024, total loan interest receivable was $3,353 and $1,940, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of September 30, 2024 and March 31, 2024, the total loan receivable was $5,000 and $5,000, respectively. As of September 30, 2024 and March 31, 2024, the loan interest receivable was $33 and $19, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of September 30, 2024 and March 31, 2024, the promissory note payable was $28,900 and $28,900, respectively. As of September 30, 2024 and March 31, 2024, the accrued interest payable was $4,410 and 3,251, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2024 and March 31, 2024, the total principal balance of the convertible notes payable was $827,167 and $735,333, respectively.

	September 30,	March 31,
	2024	2024
October 2022	$-	$32,333
November 2022	110,000	110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 203	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	16,667	-
June 2024	16,667	-
July 2024	16,667	-
August 2024	25,000	-
September 2024	49,167	-
	$827,167	$735,333

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the six months ended September 30, 2024 and 2023, debt premium of $49,667 and $132,000 was recognized as a loss on convertible note and charged to interest expense.

During the six months ended September 30, 2024 and 2023, interest expense of $71,811 (including $49,667 loss on convertible notes charged to interest expense as described above) and $143,862 (including $132,000 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. During the six months ended September 30, 2024, the Company issued 670,808 shares of common stock for the repayment of convertible note principal amount of $32,330 and accrued interest of $1,207. As of September 30, 2024 and March 31, 2024, accrued interest payable on convertible notes was $55,569.85 and $34,633, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2024 and 2023, the Company incurred $7,624 and $9,992 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company, respectively. As of September 30, 2024 and March 31, 2024, the amount due to the director and COO of the Company was $15,359 and $10,944, respectively.

As of September 30, 2024 and March 31, 2024, there was $65,704 and $63,360 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

During the six months ended September 30, 2024, the Company issued 670,808 shares of common stock for the repayment of convertible note principal amount of $32,330 and accrued interest of $1,207.

As of September 30, 2024 and March 31, 2024, the issued and outstanding common stock was 37,175,808 and 36,505,000 shares, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2024 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On October 8, 2024, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $8,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended
	September 30,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$5,626	$-	$5,626	100%
Operating expenses	46,125	65,802	$(19,677)	(30)%
Loss from operations	(40,499)	(65,802)	25,303	(38)%
Other expenses	(27,656)	(115,584)	87,928	(76)%
Net Loss	$(68,155)	$(181,386)	$113,231	(62)%

Net loss decreased from $181,386 for the three months ended September 30, 2023 to $68,155 for the three months ended September 30, 2024 due to decreases in operating expenses and other expenses.

Revenue increased from $Nil for the three months ended September 30, 2023 to $5,626 for the three months ended September 30, 2024.

Operating expenses for the three months ended September 30, 2024 included audit and accounting fees, legal fees, software development expenses and consulting fees. The decrease in operating expenses was primarily due to reduced software ad website development cost and audit fees.

Other expense decreased from $115,584 for the three months ended September 30, 2023 to $27,656 for the three months ended September 30, 2024. The decrease in other expense was primarily due to a reduction in debt issuance costs.

Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023

	Six Months Ended
	September 30,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$24,443	$-	$24,443	100%
Operating expenses	87,776	177,982	(90,206)	(51)%
Loss from operations	(63,333)	(177,982)	114,649	(64)%
Other expenses	(51,250)	(149,650)	98,400	(66)%
Net Loss	$(114,583)	$(327,632)	$213,049	(65)%

Net loss decreased from $327,632 for the six months ended September 30, 2023 to $114,583 for the six months ended September 30, 2024 due to the decrease in operating expenses and other expenses.

Revenue increased from $Nil for the six months ended September 30, 2023 to $24,443 for the six months ended September 30, 2024.

Operating expenses for the six months ended September 30, 2024 included audit and accounting fees, legal fees, software development expenses and consulting fees. The decrease in operating expenses was primarily due to reduced software ad website development cost and audit fees.

Other expense decreased from $149,650 for the six months ended September 30, 2023 to $51,250 for the six months ended September 30, 2024. The decrease in other expense was primarily due to a reduction in debt issuance costs.

Liquidity and Financial Condition

Working Capital (Deficiency)

	September 30, 2024	March 31, 2024
Current Assets	$245,062	$233,716
Current Liabilities	1,039,329	947,035
Working Capital (Deficiency)	$(794,267)	$(713,319)

Cash Flows
	Six Months Ended
	September 30,
	2024	2023
Cash used in Operating Activities	$(50,361)	$(169,090)
Cash used in Investing Activities	(1,869)	(27,305)
Cash provided by Financing Activities	74,500	201,900
Effects on changes in foreign exchange rate	(16,528)	4,542
Net changes in cash during period	$5,742	$10,048

Our total current assets as of September 30, 2024 were $245,062 compared to $233,716 as of March 31, 2024. The increase is primarily due to the increase in cash, accounts receivable and other receivable, promissory note receivable and interest receivable.

Our total current liabilities as of September 30, 2024, were $1,039,329 compared to $947,035 as of March 31, 2024. The increase was primarily due to the increase in convertible notes, accrued interest payable, and amounts due to related parties.

Working capital deficiency increased from $713,319 as of March 31, 2024 to $794,267 as of September 30, 2024, mainly due to the increase in convertible notes, accrued interest payable, and amounts due to related parties.

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

Operating Activities

For the six months ended September 30, 2024, net cash used in operating activities was $50,361, related to our net loss of $114,582 offset by amortization of $18,428 and loss on convertible notes of $49,667 and increased by changes in operating assets and liabilities of $3,874.

For the six months ended September 30, 202, net cash used in operating activities was $169,090, related to our net loss of $327,632 offset by loss on convertible notes of $132,000 and changes in operating assets and liabilities of $26,543.

Investing Activities

For the six months ended September 30, 2024 and 2023, net cash used in investing activities was $1,869 and $27,305 primarily for loan advancement to an unaffiliated company, respectively.

Financing Activities

For the six months ended September 30, 2024, net cash provided by financing activities was $74,500 primarily from proceeds from the issuance of convertible notes.

For the six months ended September 30, 2023, net cash provided by financing activities was $201,900 attributed to proceeds from the issuance of convertible notes of $198,000 and promissory notes of $3,900.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended September 30, 2024, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of September 30, 2024, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2024, the Company issued 670,808 shares of common stock for the repayment of convertible note principal amount of $32,330 and accrued interest of $1,207.

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

CARO HOLDINGS INC.
(Registrant)

Dated: November 12, 2024	/s/ Christopher McEachnie
Christopher McEachnie
Chief Executive Officer
(Principal Executive Officer)

