Form 10-Q
period 2024-12-31
Caro Holdings Inc.
filed 2025-02-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 37,175,808 shares of common stock issued and outstanding as of February 11, 2025

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$24,956	$20,794
Prepaid expense	-	105
Accounts receivable and other receivable	7,385	9
Promissory note receivable	56,010	43,954
Convertible note receivable	5,000	5,000
Interest receivable	4,545	1,959
Deferred business acquisition cost	161,895	161,895
Total Current Assets	259,791	233,716

Software, net	221,144	248,786

TOTAL ASSETS	$480,935	$482,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$56,231	$81,559
Accrued interest payable	74,035	37,884
Due to related parties	63,550	63,360
Promissory notes payable	28,900	28,900
Convertible notes payable	1,065,502	735,332
Total Current Liabilities	1,288,218	947,035

TOTAL LIABILITIES	1,288,218	947,035

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 37,175,808 shares and 36,505,000 shares issued and outstanding, respectively	372	365
Additional paid in capital	679,491	645,958
Accumulated deficit	(1,484,733)	(1,102,951)
Accumulated other comprehensive loss	(2,413)	(7,905)
Total Stockholders' Deficit	(807,283)	(464,533)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$480,935	$482,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenues	$4,407	$521	$28,850	$521

Operating Expenses
General and administration	$101,041	$6,184	$150,404	$14,411
Professional fees	27,480	45,311	39,841	94,213
Management consulting fees - related party	1,208	7,495	8,832	17,487
Amortization	9,214	-	27,642	-
Software and website development	-	18,879	-	129,740
Total operating expenses	138,943	77,869	226,719	255,851

Loss from operations	(134,536)	(77,348)	(197,869)	(255,330)

Other income (expense)
Interest expense	(109,390)	(47,450)	(182,362)	(192,455)
Interest income	973	701	2,586	1,219
Foreign exchange gain (loss)	(24,246)	8,209	(4,137)	3,046
Total other expense	(132,663)	(38,540)	(183,913)	(188,190)

Net loss before taxes	(267,199)	(115,888)	(381,782)	(443,520)
Provision for income taxes	-	-	-	-
Net loss	$(267,199)	(115,888)	$(381,782)	$(443,520)

Other comprehensive income (loss)	23,825	(12,007)	5,492	(6,386)
Comprehensive Loss	(243,374)	(127,895)	(376,290)	(449,906)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	37,175,808	30,019,674	36,823,044	42,394,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

Nine Months Ended December 31, 2024

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(46,428)	-	(46,428)
Balance - June 30, 2024	36,505,000	$365	$645,958	$(1,149,379)	$(8,153)	$(511,209)

Conversion of notes to common stock	670,808	7	33,533	-	-	33,540
Other comprehensive loss	-	-	-	-	(18,085)	(18,085)
Net loss	-	-	-	(68,155)	-	(68,155)
Balance - September 30, 2024	37,175,808	$372	$679,491	$(1,217,534)	$(26,238)	$(563,909)

Other comprehensive income	-	-	-	-	23,825	23,825
Net loss	-	-	-	(267,199)	-	(267,199)
Balance - December 31, 2024	37,175,808	$372	$679,491	$(1,484,733)	$(2,413)	$(807,283)

Nine Months Ended December 31, 2023

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Other comprehensive loss	-	-	-	-	(4,650)	(4,650)
Net loss	-	-	-	(146,246)	-	(146,246)
Balance - June 30, 2023	60,000,000	$600	$442,828	$(710,156)	$(8,930)	$(275,658)

Cancellation of common stock from related party	(36,865,000)	(369)	369	-	-	-
Issuance of common stock for conversion of convertible note	600,000	6	29,994	-	-	30,000
Other comprehensive income	-	-	-	-	10,271	10,271
Net loss	-	-	-	(181,386)	-	(181,386)
Balance - September 30, 2023	23,735,000	$237	$473,191	$(891,542)	$1,341	$(416,773)

Issuance of common stock for conversion of convertible note	220,000	2	10,998	-	-	11,000
Issuance of common stock for deferred business acquisition cost	12,550,000	126	161,769	-	-	161,895
Other comprehensive loss	-	-	-	-	(12,007)	(12,007)
Net loss	-	-	-	(115,888)	-	(115,888)
Balance - December 31, 2023	36,505,000	$365	$645,958	$(1,007,430)	$(10,666)	$(371,773)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(381,783)	$(443,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	27,642	-
Loss on convertible notes	145,000	170,200
Changes in operating assets and liabilities:
Interest receivable	(2,586)	(1,219)
Other receivable	(5,887)	(315)
Prepaid expenses	105
Accounts payable and accrued liabilities	(25,249)	30,352
Accrued interest payable	37,358	22,257
Management salary payable	-	10,045
Net Cash Used in Operating Activities	(205,400)	(212,201)

Cash Flows from Investing Activities:
Advancement on promissory loan receivable	(12,056)	(41,054)
Net Cash Used in Investing Activities	(12,056)	(41,054)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	-	3,900
Proceeds from issuance of convertible notes	217,500	255,300
Net Cash Provided by Financing Activities	217,500	259,200

Effects on changes in foreign exchange rate	4,118	(5,722)

Net Changes in Cash	4,162	224
Cash, beginning of period	20,794	2,279
Cash, end of period	$24,956	$2,503

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Cancellation of common stock from related party	$-	$369
Issuance of common stock for conversion of convertible note	$33,540	$41,000
Issuance of common stock for deferred business acquisition cost	$-	$161,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,484,733, and a net loss of $381,782 for the nine months ended December 31, 2024. The Company started to generate revenues of $28,850 during the nine months ended December 31, 2024. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2024	2023
Spot GBP: USD exchange rate	1.2530	1.2730
Average GBP: USD exchange rate	1.2812	1.2534

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

As of December 31, 2024, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the nine months ended December 31, 2024 and 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	346,598	651,166

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

As of December 31, 2024, the business acquisition has not been completed. The acquisition is expected to be completed during the quarter ended June 30, 2025.

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the nine months ended December 31, 2024, the amortization expense was $27,642.  As of December 31, 2024 and March 31, 2024, the intangible asset was $221,144 and $248,786, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2024, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2025 (excluding nine months ended December 31, 2024)	$9,215
2026	36,857
2027	36,857
2028	36,857
2029	36,857
Thereafter	64,500
$221,144

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000.The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of December 31, 2024 and March 31, 2024, the loan receivable was $11,000 and $11,000, respectively. As of December 31, 2024 and March 31, 2024, the loan interest receivable was $1,509 and $846, respectively

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the nine months ended December 31, 2024, the Company issued $12,056 in loan receivable. As of December 31, 2024 and March 31, 2023, the loan receivable was $15,510 and $0, respectively. As of December 31, 2024 and. March 31, 2024, the loan interest receivable was $638 and $221, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate.  As of December 31, 2024 and March 31, 2024, the loan receivable was $20,000 and $20,000, respectively. As of December 31, 2024 and March 31, 2024, the loan interest receivable was $2,078 and $872, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of December 31, 2024 and March 31, 2024, the loan receivable was $9,500 and $9,500, respectively.

As of December 31, 2024 and March 31, 2024, the total loan receivable was $56,010 and $43,954 respectively. As of December 31, 2024 and March 31, 2024, total loan interest receivable was $4,225 and $1,940, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of December 31, 2024 and March 31, 2024, the total loan receivable was $5,000 and $5,000, respectively. As of December 31, 2024 and March 31, 2024, the loan interest receivable was $320 and $19, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of December 31, 2024 and March 31, 2024, the promissory note payable was $28,900 and $28,900, respectively. As of December 31, 2024 and March 31, 2024, the accrued interest payable was $4,993 and 3,251, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2024 and March 31, 2024, the total principal balance of the convertible notes payable was $1,065,500 and $735,333, respectively.

	December 31,	March 31,
	2024	2024
October 2022	$-	$32,333
November 2022	110,000	110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 203	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	16,667	-
June 2024	16,667	-
July 2024	16,667	-
August 2024	25,000	-
September 2024	49,167	-
October 2024	13,333	-
November 2024	100,000	-
December 2024	125,000	-
	$1,065,500	$735,333

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the nine months ended December 31, 2024 and 2023, debt premium of $145,000 and $170,200 was recognized as a loss on convertible note and charged to interest expense.

During the nine months ended December 31, 2024 and 2023, interest expense of $180,617 (including $145,000 loss on convertible notes charged to interest expense as described above) and $190,728 (including $170,200 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. During the nine months ended December 31, 2024, the Company issued 670,808 shares of common stock for the repayment of convertible note principal amount of $32,330 and accrued interest of $1,207. As of December 31, 2024 and March 31, 2024, accrued interest payable on convertible notes was $69,042 and $34,633, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2024 and 2023, the Company incurred $8,832 and $17,487 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company, respectively. As of December 31, 2024 and March 31, 2024, the amount due to the director and COO of the Company was $13,204 and $10,944, respectively.

As of December 31, 2024 and March 31, 2024, there was $63,550 and $63,360 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

During the nine months ended December 31, 2024, the Company issued 670,808 shares of common stock for the repayment of convertible note principal amount of $32,330 and accrued interest of $1,207.

As of December 31, 2024 and March 31, 2024, the issued and outstanding common stock was 37,175,808 and 36,505,000 shares, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

	Three Months Ended
	December 31,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$4,407	$521	$3,886	746%
Operating expenses	138,943	77,869	61,074	78%
Loss from operations	(134,536)	(77,348)	(57,188)	74%
Other expenses	(132,663)	(38,540)	(94,123)	244%
Net Loss	$(267,199)	$(115,888)	$(151,311)	131%

Net loss increased from $115,888 for the three months ended December 31, 2023 to $267,199 for the three months ended December 31, 2024, due to increases in operating expenses.

Revenue increased from $521 for the three months ended December 31, 2023 to $4,407 for the three months ended December 31, 2024.

The increase in operation expenses during the three months ended December 31, 2024 was due to the increase in advertising cost and amortization expense.

During the three months ended December 31, 2024 and 2023, the Company incurred other expenses of $132,663 and $38,540, primarily consisting of note interest expense and debt issuance costs.

Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023

	Nine Months Ended
	December 31,		Change	Change
	2024	2023	Amount	Percentage
Revenue	$28,850	$521	$28,329	5437%
Operating expenses	226,719	255,851	(29,132)	-11%
Loss from operations	(197,869)	(255,330)	57,461	-23%
Other expenses	(183,913)	(188,190)	4,277	-2%
Net Loss	$(381,782)	$(443,520)	$61,738	-14%

Net loss decreased from $443,520 for the nine months ended December 31, 2023 to $381,782 for the nine months ended December 31, 2024, due to increase in revenue, decrease in operating expenses and decrease in other expenses.

Revenue increased from $521 for the nine months ended December 31, 2023 to $28,850 for the nine months ended December 31, 2024.

The increase in operation expenses during the three months ended December 31, 2024 was due to the decrease in accounting and audit fees, consulting fees and software and website development cost.

During the nine months ended December 31, 2024 and 2023, the Company incurred other expenses of $183,913 and $188,190, primarily consisting of note interest expense and debt issuance costs. During the nine months ended December 31, 2024 and 2023, the debt issuance cost was $145,000 and $170,200, respectively.

Liquidity and Financial Condition

Working Capital (Deficiency)

	December 31, 2024	March 31, 2024
Current Assets	$259,791	$233,716
Current Liabilities	1,288,218	947,035
Working Capital (Deficiency)	$(1,028,427)	$(713,319)

Cash Flows

	Nine Months Ended
	December 31,
	2024	2023
Cash used in Operating Activities	$(205,400)	$(212,201)
Cash used in Investing Activities	(12,056)	(41,054)
Cash provided by Financing Activities	217,500	259,200
Effects on changes in foreign exchange rate	4,118	(5,722)
Net changes in cash during period	$4,162	$224

Our total current assets as of December 31, 2024 were $259,791 compared to $233,716 as of March 31, 2024. The increase is primarily due to deferred acquisition costs, accounts receivable and other receivable, cash and interest receivable.

Our total current liabilities as of December 31, 2024 were $1,288,218 compared to $947,035 as of March 31, 2024. The increase was primarily due to an increase in convertible notes payable and accrued interest payable.

Working capital deficiency increased from $713,319 as of March 31, 2024 to $1,028,427 as of December 31, 2024, mainly due to the increase in convertible notes payable and accrued interest payable.

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

Operating Activities

For the nine months ended December 31, 2024, net cash used in operating activities was $205,400, related to our net loss of $381,783 offset by amortization of $27,642, loss on convertible notes of $145,000 and changes in operating assets and liabilities of $3,741.

For the nine months ended December 31, 2023, net cash used in operating activities was $212,201, related to our net loss of $443,520 offset by loss on convertible notes of $170,200 and changes in operating assets and liabilities of $61,120.

Investing Activities

For the nine months ended December 31, 2024 and 2023, net cash used in investing activities was $12,056 and $41,054, respectively, primarily for loan advancement to an unaffiliated company.

Financing Activities

For the nine months ended December 31, 2024, net cash provided by financing activities was $217,500 primarily from proceeds related to convertible notes.

For the nine months ended December 31, 2023, net cash provided by financing activities was $259,200, comprised of proceeds related to convertible notes of $255,300 and proceeds related to promissory notes of $3,900.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended December 31, 2024, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2024, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: February 14, 2025	/s/ Christopher McEachnie
Christopher McEachnie Chief Executive Officer (Principal Executive Officer)

