Form 10-K
period 2025-03-31
Caro Holdings Inc.
filed 2025-07-15
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2024 was $16,513,105 based on a $3.10 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

Number of shares outstanding of each of the issuer’s classes of common stock on July 11, 2025: Common Stock: 37,175,808

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

We deploy integrated B2B, B2C, and D2C solutions for small to mid-sized retailers seeking digital expansion. Our platform combines marketing, analytics, and e-commerce functionality within industry-specific niches, enabling data-driven personalization across channels with scalable infrastructure designed for cost-effective growth.

We are also launching specialized marketplaces for service providers, across a myriad of industries to help consumers find the right provider, at the right time and place. The initial marketplaces will assist us in validating our technology through operational implementations in select verticals.

In July 2025, we introduced our AI automation framework for SMBs, handling the complete customer journey from outreach to conversion. The system integrates with existing CRM platforms to streamline acquisition workflows.

We've developed AI agents to automate investor relations, reporting, compliance, and stakeholder communications for public companies, with additional solutions for financial reporting and market intelligence in development.

Our growth strategy targets brands requiring enhanced digital infrastructure and AI-enabled operations, with revenue expansion supported by ongoing product development, direct outreach, and strategic channel partnerships.

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

Revenue

We have revenue of approximately$36,000 during year ended on March 31, 2025 and minimal reported revenue during year ended March 31, 2024.

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

Item 1C. Cybersecurity

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of March 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

On July 11, 2025, the shareholders’ list showed 34 registered shareholders with 37,175,808 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2025 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2025.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2025.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2025, which are included herein. Our operating results for the year ended March 31, 2025, for the year ended March 31, 2024 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	March 31,		Change	Change
	2025	2024	Amount	Percentage
Revenue	$36,319	$577	$35,742	6,194%
Operating expenses	428,413	309,404	119,009	38%
Loss from operations	(392,094)	(308,827)	(83,267)	27%
Other expenses	(300,862)	(230,214)	(70,648)	31%
Net Loss	$(692,956)	$(539,041)	$(153,915)	29%

Net loss increased from $539,041 for the year ended March 31, 2024 to $692,956 for the year ended March 31, 2025 due to the increase in operating expenses and other expenses.

During the year ended March 31, 2025 and 2024, we generated $36,319 and $577 in revenue, respectively.

Operating expenses increased from $309,404 for the year ended March 31, 2024 to $428,413 for the year ended March 31, 2025 mainly due to the increase in press release expense, advertising and marketing expense, service fees and subscription fees.

Other expenses increased from $230,214 for the year ended March 31, 2024 to $300,862 for the year ended March 31, 2025 mainly due to the increase in interest expense and debt issuance cost on convertible notes.

Liquidity and Financial Condition

Working Capital (Deficiency)

	March 31, 2025	March 31, 2024
Current Assets	$256,104	$233,716
Current Liabilities	1,600,408	947,035
Working Capital (Deficiency)	$(1,344,304)	$(713,319)

Cash Flows

	Year Ended
	March 31,
	2025	2024
Cash used in Operating Activities	$(373,809)	$(244,810)
Cash used in Investing Activities	(12,056)	(42,954)
Cash provided by Financing Activities	390,407	309,700
Effects on changes in foreign exchange rate	(10,770)	(3,421)
Net changes in cash during period	$(6,228)	$18,515

Our total current assets as of March 31, 2025 were as $256,104 compared to total current assets of $233,716 as of March 31, 2024. The increase was primarily due to the increase in accounts receivable, convertible notes and promissory notes.

Our total current liabilities as of March 31, 2025 were $1,600,408 as compared to total current liabilities of $947,035 as of March 31, 2024. The increase was attributed by the increase in convertible notes and accrued liabilities.

Working capital deficiency increased from $713,319 as of March 31, 2024 to $1,344,304 as of March 31, 2025 mainly due to the increase in convertible notes payable and accrued interest.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2025, contains a going concern qualification as we have suffered losses since our inception. We have no operating revenues. We have been dependent on sales of equity securities and debt financing to conduct operations. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.

Operating Activities

For the year ended March 31, 2025, net cash used in operating activities was $373,809 related to our net loss of $692,956, reduced by amortization of $36,856, loss on convertible notes of $265,000 and changes in operating assets and liabilities of $17,291.

For the year ended March 31, 2024, net cash used in operating activities was $244,810 related to our net loss of $539,041, reduced by amortization of $9,214, loss on convertible notes of $203,867 and changes in operating assets and liabilities of $81,150.

Investing Activities

For the year ended March 31, 2025, net cash used in investing activities was $$12,056, comprised of advancement on convertible loan receivable of $30,917 and advancement on promissory loan receivable of $12,056, offset by payment from convertible loan receivable of $30,917.

For the year ended March 31, 2024, net cash used in investing activities was $$42,954, comprised of advancement on convertible loan receivable of $5,000 and advancement on promissory loan receivable of $41,054, offset by payment from promissory loan receivable of $3,100.

Financing Activities

For the year ended March 31, 2025, net cash provided by financing activities was $390,407 primarily from proceeds related to convertible notes of $397,500 offset by repayment to related party of $7,093.

For the year ended March 31, 2024, net cash provided by financing activities was $309,700 primarily from proceeds related to convertible notes of $305,800 and proceeds related to promissory notes of $3,900.

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

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Caro Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caro Holdings, Inc. as of March 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $692,956 and an accumulated deficit of $1,795,907 for the year ended March 31, 2025. The continuation of the Company as a going concern is dependent upon continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Deferred Business Acquisition Cost:

As disclosed in Note 4 to the financial statements the company signed an agreement to acquire 100% issued and outstanding shares of Gentleman’s Craft, Inc by issuing 12,550,000 shares of Caro Holdings as purchase considerations

We considered the acquisition as a critical audit matter because the amount is material to the financial statements and required estimation and significant judgement by management in determining the value of the acquired company.

The procedures performed to address the matter included.

(i)	We reviewed the agreement for the exchange of stock
(ii)	We verified the shares issuance to the equity rollover and Transfer Agent report.
(iii)	We recalculated the purchase considerations
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.
(v)	We inquired from the management about the possibility of contingent liabilities or disputes on the acquisition.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses. Furthermore, the company has generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

July 15, 2025

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

June 28, 2024

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2025	2024
ASSETS
Current Assets
Cash	$14,566	$20,794
Prepaid expense	-	105
Accounts receivable and other receivable	13,005	9
Promissory note receivable	56,010	43,954
Convertible note receivable	5,000	5,000
Interest receivable	5,628	1,959
Deferred business acquisition cost	161,895	161,895
Total Current Assets	256,104	233,716

Software, net	211,930	248,786

TOTAL ASSETS	$468,034	$482,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$61,736	$81,559
Accrued interest payable	87,796	37,884
Due to related parties	56,476	63,360
Promissory notes payable	28,900	28,900
Convertible notes payable	1,365,500	735,332
Total Current Liabilities	1,600,408	947,035

TOTAL LIABILITIES	1,600,408	947,035

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 37,175,808 shares and 36,505,000 shares issued and outstanding, respectively	372	365
Additional paid in capital	679,491	645,958
Accumulated deficit	(1,795,907)	(1,102,951)
Accumulated other comprehensive loss	(16,330)	(7,905)
Total Stockholders' Deficit	(1,132,374)	(464,533)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$468,034	$482,502

The accompanying notes are an integral part of these consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31,
	2025	2024

Revenues	$36,319	$577

Operating Expenses
General and administration	$158,327	$17,082
Professional fees	223,941	134,041
Management consulting fees - related party	8,795	18,774
Amortization	36,856	9,214
Software and website development	494	130,293
Total operating expenses	428,413	309,404

Loss from operations	(392,094)	(308,827)

Other income (expense)
Interest expense	(316,123)	(236,458)
Interest income	3,683	1,946
Foreign exchange gain	11,578	4,298
Total other expense	(300,862)	(230,214)

Net loss before taxes	(692,956)	(539,041)
Provision for income taxes	-	-
Net loss	$(692,956)	$(539,041)

Other comprehensive loss	(8,425)	(3,625)
Comprehensive Loss	(701,381)	(542,666)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	36,910,898	40,829,575

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2025 AND 2024

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2023	60,000,000	$600	$442,828	$(563,910)	$(4,280)	$(124,762)

Cancellation of common stock from related party	(36,865,000)	(369)	369	-	-	-
Issuance of common stock for conversion of convertible note	600,000	6	29,994	-	-	30,000
Issuance of common stock for conversion of convertible notes	220,000	2	10,998	-	-	11,000
Issuance of common stock for deferred business acquisition cost	12,550,000	126	161,769	-	-	161,895
Other comprehensive loss	-	-	-	-	(3,625)	(3,625)
Net loss	-	-	-	(539,041)	-	(539,041)
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Conversion of notes to common stock	670,808	7	33,533	-	-	33,540
Other comprehensive loss	-	-	-	-	(8,425)	(8,425)
Net loss	-	-	-	(692,956)	-	(692,956)
Balance - March 31, 2025	37,175,808	$372	$679,491	$(1,795,907)	$(16,330)	$(1,132,374)

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(692,956)	$(539,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	36,856	9,214
Loss on convertible notes	265,000	203,867
Changes in operating assets and liabilities:
Interest receivable	(3,670)	(1,946)
Other receivable	(10,060)	(7)
Prepaid expenses	105	(105)
Accounts payable and accrued liabilities	(20,203)	39,721
Accrued interest payable	51,119	32,594
Management salary payable	-	10,893
Net Cash Used in Operating Activities	(373,809)	(244,810)

Cash Flows from Investing Activities:
Payment from convertible loan receivable	30,917	-
Advancement on convertible loan receivable	(30,917)	(5,000)
Payment from promissory loan receivable	-	3,100
Advancement on promissory loan receivable	(12,056)	(41,054)
Net Cash Used in Investing Activities	(12,056)	(42,954)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	-	3,900
Proceeds from issuance of convertible notes	397,500	305,800
Repayment to related party	(7,093)	-
Net Cash Provided by Financing Activities	390,407	309,700

Effects on changes in foreign exchange rate	(10,770)	(3,421)

Net Changes in Cash	(6,228)	18,515
Cash, beginning of period	20,794	2,279
Cash, end of period	$14,566	$20,794

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Cancellation of common stock from related party	$-	$369
Issuance of common stock for conversion of convertible note	$33,540	$41,000
Issuance of common stock for deferred business acquisition cost	$-	$161,895

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,795,907, and a net loss of $692,956 for the year ended March 31, 2025. The Company started to generate revenues of $36,319 during the year ended March 31, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Year Ended	Year Ended
	March 31,	March 31,
	2025	2024
Spot GBP: USD exchange rate	1.2918	1.2630
Average GBP: USD exchange rate	1.2759	1.2571

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

As of March 31, 2025, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the year ended March 31, 2025 and 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	681,368	735,332

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2025 and 2024, there were no unrecognized tax benefits. (Note 10)

Recent accounting pronouncements

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recently adopted accounting standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

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

As of March 31, 2025, the business acquisition has not been completed. The acquisition is expected to be completed during the quarter ended September 30, 2025.

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the year ended March 31, 2025 and 2024, the amortization expense was $36,856 and $9,214, respectively.  As of March 31, 2025 and March 31, 2024, the intangible asset was $211,930 and $248,786, respectively. Based on the carrying value of finite-lived intangible assets as of March 31, 2025, the amortization expense for the next seven years will be as follows:

Amortization
Year Ended March 31,	Expense
2026	$36,857
2027	36,857
2028	36,857
2029	36,857
Thereafter	64,502
$211,930

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000.The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of March 31, 2025 and March 31, 2024, the loan receivable was $11,000 and $11,000, respectively. As of March 31, 2025 and March 31, 2024, the loan interest receivable was $1,726 and $846, respectively

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the year ended March 31, 2025, the Company issued $12,056 in loan receivable. As of March 31, 2025 and March 31, 2024, the loan receivable was $15,510 and $0, respectively. As of March 31, 2025 and. March 31, 2024, the loan interest receivable was $944 and $221, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate.  As of March 31, 2025 and March 31, 2024, the loan receivable was $20,000 and $20,000, respectively. As of March 31, 2025 and March 31, 2024, the loan interest receivable was $2,472 and $872, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of March 31, 2025 and March 31, 2024, the loan receivable was $9,500 and $9,500, respectively.

As of March 31, 2025 and March 31, 2024, the total loan receivable was $56,010 and $43,954 respectively. As of March 31, 2025 and March 31, 2024, total loan interest receivable was $5,142 and $1,940, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of March 31, 2025 and March 31, 2024, the total loan receivable was $5,000 and $5,000, respectively. As of March 31, 2025 and March 31, 2024, the loan interest receivable was $486 and $19, respectively.

On February 11, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $30,917. The loan bears interest at 8% per annum and expires on December 1, 2027. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of GBP3,000,000 minus any outstanding debt at the time of the conversion. On February 21, 2025, $30,917 of the loan was fully repaid. As of March 31, 2025 and March 31, 2024, the loan interest receivable was $68 and $0, respectively.

As of March 31, 2025 and March 31, 2024, the total loan receivable was $5,000 and $5,000, respectively. As of March 31, 2025 and March 31, 2024, the loan interest receivable was $419 and $19, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of March 31, 2025 and March 31, 2024, the total promissory note payable was $28,900 and $28,900, respectively. As of March 31, 2025 and March 31, 2024, the accrued interest payable was $5,563 and 3,251, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2025 and March 31, 2024, the total principal balance of the convertible notes payable was $1,365,500 and $735,332, respectively.

	March 31,	March 31,
	2025	2024
October 2022	$-	$32,333
November 2022	110,000	110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 203	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	16,667	-
June 2024	16,667	-
July 2024	16,667	-
August 2024	25,000	-
September 2024	49,167	-
October 2024	13,333	-
November 2024	100,000	-
December 2024	125,000	-
January 2025	233,333	-
February 2025	-	-
March 2025	66,667	-
	$1,365,500	$735,332

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the year ended March 31, 2025 and 2024, debt premium of $265,000 and $203,867 was recognized as a loss on convertible note and charged to interest expense.

During the year ended March 31, 2025 and 2024, interest expense of $316,123 (including $265,000 loss on convertible notes charged to interest expense as described above) and $236,458 (including $203,867 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. During the year ended March 31, 2025, the Company issued 670,808 shares of common stock for the repayment of convertible note principal amount of $32,333 and accrued interest of $1,207. As of March 31, 2025 and March 31, 2024, accrued interest payable on convertible notes was $82,233 and $34,633, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2025 and 2024, the Company incurred $8,795 and $18,774 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company, respectively. During the year ended March 31, 2025, the Company made repayment of $7,093 to the Director. As of March 31, 2025 and March 31, 2024, the amount due to the director and COO of the Company was $6,132 and $10,944, respectively.

As of March 31, 2025 and March 31, 2024, there was $56,476 and $63,360 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

Year Ended March 31, 2025

During the year ended March 31, 2025, the Company issued 670,808 shares of common stock for the repayment of convertible note principal amount of $32,330 and accrued interest of $1,207.

Year Ended March 31, 2024

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

On November 17, 2023, the Company issued into escrow 12,550,000 shares of common stock for acquisition of a non-affiliated corporation in which the acquiree will become wholly owned subsidiary of the Company. (Note 4)

As of March 31, 2025 and March 31, 2024, the issued and outstanding common stock was 37,175,808 shares and 36,505,000 shares, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2025 and 2024, are as follows:

	March 31,	March 31,
	2025	2024
Net operating loss carryforward	$(1,795,907)	$(1,102,951)
Tax Rate	21%	21%
Deferred tax asset	(377,141)	(231,620)
Less: Valuation allowance	377,141	231,620
Deferred tax asset	$-	$-

As of March 31, 2025, the Company had approximately $1,800,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2025 are subject to review by the tax authorities.

NOTE 13 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: B2B, B2C and D2C Business. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the B2B, B2C and D2C segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the Saas segment based on the Company’s net loss as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM reviews performance based on gross profit, operating profit and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue from its 80% owned subsidiary outside of Great Britain.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On May 16, 2025, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $12,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

On May 23, 2025, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $6,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

On June 13, 2025, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $5,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2025 and 2024 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended March 31, 2025 and 2024.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2025. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company has inadequate segregation of duties and ineffective risk assessment, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. This is caused by a very limited number of personnel.

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

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of July 11, 2025:

Name	Age	Position	Since
Christopher McEachnie (1)	52	Director, President, Chief Executive Officer, and Treasurer	April 2022
Christopher McEachnie (1)	52	Director, Chief Executive Officer	September 2022
Meriesha Rennalls	42	Chief Operating Officer, President, Director and Secretary	September 2022

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

Item 11. Executive Compensation

Executive compensation during the years ended March 31, 2025 and 2024 was as follows:

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
						Plan	Compensa-	Other
Name and				Stock	Option	Compensa-	tion	Compensa-
Principal		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Christopher McEachnie (1) President	2025	-	-	-	-	-	-	-	-
CEO, CFO, Treasurer and Director	2024	-	-	-	-	-	-	-	-
Meriesha Rennalls, President	2025	-	-	-	-	-	-	-	-
COO, Secretary and Director	2024	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of July 11, 2025 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner	Number of Common Shares Beneficial Owned	Percent of Class
Noise Comms Limited (1) 32 Eyre Street, Sheffield, UK S3 8LT	19,349,000	52.05%
Gentleman's Craft Management Trust 30 N Gould St, Ste R, Sheridan WY 82801	12,500,000	33.62%

	31,849,000	85.67%

(1) The COO and Director of the Company is the sole shareholder, COO and director of Noise Comms Ltd.

Item 13. Certain Relationships and Related Transactions Employee Benefit Plans

We have no employee benefit plans or stock option plans.

Item 14. Principal Accountant Fees and Services.

On June 15, 2025, the Company decided and approved by the Board of Directors of the Company that Olayinka Oyebola & Co (“OO & Co.”) would no longer serve as the company’s independent registered public accounting firm, effective as of June 15, 2025. The report of OO & Co on the Company’s financial statements for the fiscal years ended March 31, 2024 and 2023 did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report on the Company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about the Company’s ability to continue as a going concern.

On June 18, 2025, the Company engaged Boladale Lawal & Co (“BL & Co.”) as its new independent registered public accounting firm to audit and review the Company’s financial statements.

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2025 and for fiscal year ended March 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2025	March 31, 2024
Audit Fees	$12,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$10,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July 2025.

CARO HOLDINGS INC.

By:	/s/ Christopher McEachnie
Christopher McEachnie
(Principal Executive Officer, Director)

In accordance with the requirements of the Securities and Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Christopher McEachnie	Dated: July 15, 2025
Christopher McEachnie
Principal Executive Officer, Director

