Form 10-Q
period 2025-06-30
Caro Holdings Inc.
filed 2025-08-19
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 37,175,808 shares of common stock issued and outstanding as of August 15, 2025

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,042	$14,566
Prepaid expense	-	-
Accounts receivable and other receivable	18,450	13,005
Promissory note receivable	58,410	56,010
Convertible note receivable	5,000	5,000
Interest receivable	6,665	5,628
Deferred business acquisition cost	161,895	161,895
Total Current Assets	255,462	256,104

Software, net	202,716	211,930

TOTAL ASSETS	$458,178	$468,034

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$48,702	$61,736
Accrued interest payable	106,925	87,796
Due to related parties	65,033	56,476
Promissory notes payable	28,900	28,900
Convertible notes payable	1,403,833	1,365,500
Total Current Liabilities	1,653,393	1,600,408

TOTAL LIABILITIES	1,653,393	1,600,408

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 37,175,808 shares issued and outstanding	372	372
Additional paid in capital	679,491	679,491
Accumulated deficit	(1,832,217)	(1,795,907)
Accumulated other comprehensive loss	(42,861)	(16,330)
Total Stockholders' Deficit	(1,195,215)	(1,132,374)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$458,178	$468,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2025	2024

Revenues	$5,986	$18,817

Operating Expenses
General and administration	$6,487	$24,785
Professional fees	7,213	4,497
Management consulting fees - related party	10,872	3,155
Amortization	9,214	9,214
Software and website development	400	-
Total operating expenses	34,186	41,651

Loss from operations	(28,200)	(22,834)

Other income (expense)
Interest expense	(34,463)	(24,636)
Interest income	1,037	787
Foreign exchange gain	25,316	255
Total other expense	(8,110)	(23,594)

Net loss before taxes	(36,310)	(46,428)
Provision for income taxes	-	-
Net loss	$(36,310)	$(46,428)

Other comprehensive loss	(26,531)	(248)
Comprehensive Loss	(62,841)	(46,676)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	37,175,808	36,505,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

Three Months Ended June 30, 2025

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2025	37,175,808	$372	$679,491	$(1,795,907)	$(16,330)	$(1,132,374)
Other comprehensive loss	-	-	-	-	(26,531)	(26,531)
Net loss	-	-	-	(36,310)	-	(36,310)
Balance - June 30, 2025	37,175,808	$372	$679,491	$(1,832,217)	$(42,861)	$(1,195,215)

Three Months Ended June 30, 2024

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(46,428)	-	(46,428)
Balance - June 30, 2024	36,505,000	$365	$645,958	$(1,149,379)	$(8,153)	$(511,209)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(36,310)	$(46,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,214	9,214
Loss on convertible notes	15,333	13,333
Changes in operating assets and liabilities:
Interest receivable	(1,037)	(787)
Other receivable	(3,394)	(256)
Prepaid expenses	-	105
Accounts payable and accrued liabilities	(13,647)	(20,414)
Accrued interest payable	19,130	11,302
Management salary payable	-	(657)
Net Cash Used in Operating Activities	(10,711)	(34,587)

Cash Flows from Investing Activities:
Advancement on promissory loan receivable	(2,400)	-
Net Cash Used in Investing Activities	(2,400)	-

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	23,000	20,000
Repayment from related party	7,973	-
Net Cash Provided by Financing Activities	30,973	20,000

Effects on changes in foreign exchange rate	(27,388)	(392)

Net Changes in Cash	(9,524)	(14,979)
Cash, beginning of period	14,566	20,794
Cash, end of period	$5,042	$5,815

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,832,217, and a net loss of $36,310 for the three months ended June 30, 2025. The Company started to generate revenues of $5,986 during the three months ended June 30, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 15, 2025.

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

	Three Months Ended
	June 30,
	2025	2024
Spot GBP: USD exchange rate	1.3706	1.2640
Average GBP: USD exchange rate	1.3358	1.2620

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

As of June 30 2025, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the three months ended June 30, 2025 and 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	884,641	768,666

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

As of June 30, 2025, the business acquisition has not been completed. The acquisition is expected to be completed during the quarter ended December 31, 2025.

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the year ended March 31, 2025 and 2024, the amortization expense was $36,856 and $9,214, respectively.  As of June 30, 2025 and March 31, 2025, the intangible asset was $202,716 and $211,930, respectively. Based on the carrying value of finite-lived intangible assets as of June 30, 2025, the amortization expense for the future years will be as follows:

Amortization
Year Ended March 31,	Expense
2026 (excluding three months ended June 30, 2025)	$27,643
2027	36,857
2028	36,857
2029	36,857
2030	36,857
2031	27,645
$202,716

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000.The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of March 31, 2025 and March 31, 2024, the loan receivable was $11,000 and $11,000, respectively. As of June 30, 2025 and March 31, 2025, the loan interest receivable was $1,946 and $1,726, respectively

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the year ended March 31, 2025, the Company issued $12,056 in loan receivable. As of June 30, 2025 and March 31, 2025, the loan receivable was $15,510 and $15,510, respectively. As of June 30, 2025 and. March 31, 2025, the loan interest receivable was $1,253 and $944, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate. During the three months ended June 30, 2025, the Company issued further $2,400 in loan receivable to the unaffiliate. As of June 30, 2025 and March 31, 2025, the loan receivable was $20,400 and $20,000, respectively. As of June 30, 2025 and March 31, 2025, the loan interest receivable was $2,881 and $2,472, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six-month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of June 30, 2025 and March 31, 2025, the loan receivable was $9,500 and $9,500, respectively.

As of June 30, 2025 and March 31, 2025, the total loan receivable was $58,410 and $56,010 respectively. As of June 30, 2025 and March 31, 2025, total loan interest receivable was $6,079 and $5,142, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of June 30, 2025 and March 31, 2025, the total loan receivable was $5,000 and $5,000, respectively. As of June 30, 2025 and March 31, 2025, the loan interest receivable was $518 and $419, respectively.

On February 11, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $30,917. The loan bears interest at 8% per annum and expires on December 1, 2027. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of GBP3,000,000 minus any outstanding debt at the time of the conversion. On February 21, 2025, $30,917 of the loan was fully repaid. As of June 30, 2025 and March 31, 2025, the loan interest receivable was $68 and $68, respectively.

As of June 30, 2025 and March 31, 2025, the total loan receivable was $5,000 and $5,000, respectively. As of June 30, 2025 and March 31, 2025, the loan interest receivable was $586 and $486, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of June 30, 2025 and March 31, 2025, the total promissory note payable was $28,900 and $28,900, respectively. As of June 30, 2025 and March 31, 2025, the accrued interest payable was $6,139 and 5,563, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2025 and March 31, 2025, the total principal balance of the convertible notes payable was $1,365,500 and $1,365,500, respectively.

	June 30,	March 31,
	2025	2025
November 2022	$110,000	$110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 203	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	16,667	16,667
June 2024	16,667	16,667
July 2024	16,667	16,667
August 2024	25,000	25,000
September 2024	49,167	49,167
October 2024	13,333	13,333
November 2024	100,000	100,000
December 2024	125,000	125,000
January 2025	233,333	233,333
March 2025	66,667	66,667
May 2025	20,000	-
June 2025	18,333	-
	$1,403,833	$1,365,500

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the three months ended June 30, 2025 and 2024, debt premium of $15,333 and $13,333 was recognized as a loss on convertible note and charged to interest expense.

During the three months ended June 30, 2025 and 2024, interest expense of $33,887 (including $15,333 loss on convertible notes charged to interest expense as described above) and $24,636, (including $13,333 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. As of June 30, 2025 and March 31, 2025, accrued interest payable on convertible notes was $100,786 and $82,233, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2025 and 2024, the Company incurred $810,872 and $3,155 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company, respectively. During the three months ended June 30, 2025, the Company received repayment of $7,973 from the Director. As of June 30, 2025 and March 31, 2025, the amount due to the director and COO of the Company was $14,688 and $6,132, respectively.

As of June 30, 2025 and March 31, 2025, there was $65,033 and $56,476 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

 As of June 30, 2025 and March 31, 2025, the issued and outstanding common stock was 37,175,808 shares.

NOTE 12 – SEGMENT REPORTING

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended June 30, 2025, which are included herein. Our operating results for the three months ended June 30, 2025, for the three months ended June 30, 2024 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Change	Change
	2025	2024	Amount	Percentage
Revenue	$5,986	$18,817	$(12,831)	-68%
Operating expenses	34,186	41,651	(7,465)	-18%
Loss from operations	(28,200)	(22,834)	(5,366)	24%
Other expenses	(8,110)	(23,594)	15,484	-66%
Net Loss	$(36,310)	$(46,428)	$10,118	-22%

Net loss decreased from $46,428 for the three months ended March 31, 2024 to $36,310 for the three months ended June 30, 2025 due to the decrease in operating expenses and other expenses.

During the three months ended June 30, 2025 and 2024, we generated $5,986 and $18,817 in revenue, respectively.

Operating expenses decreased from $41,651 for the three months ended March 31, 2024 to $34,186 for the three months ended March 31, 2025 mainly due to the decrease in advertising and marketing expense, service fees and subscription fees and management consulting fees.

Other expenses decreased from $23,594 for the three months ended June 30, 2024 to $8,110 for the three months ended June 30, 2025 mainly due to the recognition of foreign exchange gain of $25,316 during the three months ended June 30, 2025.

Liquidity and Financial Condition

Working Capital (Deficiency)

	June 30, 2025	March 31, 2025
Current Assets	$255,462	$256,104
Current Liabilities	1,653,393	1,600,408
Working Capital (Deficiency)	$(1,397,931)	$(1,344,304)

Cash Flows

	Three Months Ended
	June 30,
	2025	2024
Cash used in Operating Activities	$(10,711)	$(34,587)
Cash used in Investing Activities	(2,400)	-
Cash provided by Financing Activities	30,973	20,000
Effects on changes in foreign exchange rate	(27,388)	(392)
Net changes in cash during period	$(9,524)	$(14,979)

Our total current assets as of June 30, 2025 were as $255,462 compared to total current assets of $256,104 as of March 31, 2025. The decrease was primarily due to decrease in cash.

Our total current liabilities as of March 31, 2025 were $1,600,408 as compared to total current liabilities of $1,653,393 as of June 30, 2025. The increase was attributed to the increase in convertible notes and accrued interest payable.

Working capital deficiency increased from $1,344,304 as of March 31, 2025 to $1,397,931 as of June 30, 2025 mainly due to the increase in convertible notes payable and accrued interest payable.

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

Operating Activities

For the three months ended June 30, 2025, net cash used in operating activities was $10,711  related to our net loss of $36,310, reduced by amortization of $9,214, loss on convertible notes of $15,333 and changes in operating assets and liabilities of $1,052.

For the three months ended June 30, 2024, net cash used in operating activities was $34,587  related to our net loss of $46,428, reduced by amortization of $9,214, loss on convertible notes of $13,333 and increased by changes in operating assets and liabilities of $10,707.

Investing Activities

For the three months ended June 30, 2025, net cash used in investing activities was $2,400, comprised of  advancement on promissory loan receivable of $2,400.

For the three months ended June 30, 2024, the Company did not have any investing activities.

Financing Activities

For the three months ended June 30, 2025, net cash provided by financing activities was $30,973 primarily from proceeds related to convertible notes of $23,000 and repayment from related party of $7,093.

For the three months ended June 30, 2024, net cash provided by financing activities was $20,000 primarily from proceeds related to convertible notes.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2025, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of June 30, 2025, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: August 19, 2025	/s/ Christopher McEachnie
Christopher McEachnie Chief Executive Officer (Principal Executive Officer)

