Form 10-Q
period 2025-09-30
Caro Holdings Inc.
filed 2025-11-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 37,175,808 shares of common stock issued and outstanding as of November 11, 2025

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$7,380	$14,566
Prepaid expense	5,000	-
Accounts receivable and other receivable	17,662	13,005
Promissory note receivable	58,410	56,010
Convertible note receivable	6,029	5,000
Interest receivable	7,753	5,628
Deferred business acquisition cost	161,895	161,895
Total Current Assets	264,129	256,104

Software, net	193,502	211,930

TOTAL ASSETS	$457,631	$468,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$58,306	$61,736
Accrued interest payable	127,023	87,796
Due to related parties	60,547	56,476
Promissory notes payable	28,900	28,900
Convertible notes payable	1,451,000	1,365,500
Total Current Liabilities	1,725,776	1,600,408

TOTAL LIABILITIES	1,725,776	1,600,408

Stockholders’ Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 37,175,808 shares issued and outstanding	372	372
Additional paid in capital	679,491	679,491
Accumulated deficit	(1,914,078)	(1,795,907)
Accumulated other comprehensive loss	(33,930)	(16,330)
Total Stockholders’ Deficit	(1,268,145)	(1,132,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$457,631	$468,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$1,229	$5,626	$7,215	$24,443

Operating Expenses
General and administration	$4,950	$24,578	$11,437	$49,363
Professional fees	19,930	7,864	27,143	12,361
Management consulting fees - related party	50	4,469	10,922	7,624
Amortization	9,214	9,214	18,428	18,428
Software and website development	404	-	804	-
Total operating expenses	34,548	46,125	68,734	87,776

Loss from operations	(33,319)	(40,499)	(61,519)	(63,333)

Other income (expense)
Interest expense	(38,964)	(48,336)	(73,427)	(72,972)
Interest income	1,087	826	2,124	1,613
Foreign exchange gain	(10,665)	19,854	14,651	20,109
Total other expense	(48,542)	(27,656)	(56,652)	(51,250)

Net loss before taxes	(81,861)	(68,155)	(118,171)	(114,583)
Provision for income taxes	-	-	-	-
Net loss	$(81,861)	(68,155)	$(118,171)	$(114,583)

Other comprehensive loss	8,931	(18,085)	(17,600)	(18,333)
Comprehensive Loss	(72,930)	(86,240)	(135,771)	(132,916)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	37,175,808	36,788,325	37,175,808	36,646,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

Six Months Ended September 30, 2025

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - March 31, 2025	37,175,808	$372	$679,491	$(1,795,907)	$(16,330)	$(1,132,374)
Other comprehensive loss	-	-	-	-	(26,531)	(26,531)
Net loss	-	-	-	(36,310)	-	(36,310)
Balance - June 30, 2025	37,175,808	$372	$679,491	$(1,832,217)	$(42,861)	$(1,195,215)
Other comprehensive income	-	-	-	-	8,931	8,931
Net loss	-	-	-	(81,861)	-	(81,861)
Balance - September 30, 2025	37,175,808	$372	$679,491	$(1,914,078)	$(33,930)	$(1,268,145)

Six Months Ended September 30, 2024

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholder’s
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(46,428)	-	(46,428)
Balance - June 30, 2024	36,505,000	$365	$645,958	$(1,149,379)	$(8,153)	$(511,209)

Conversion of notes to common stock	670,808	7	33,533	-	-	33,540
Other comprehensive loss	-	-	-	-	(18,085)	(18,085)
Net loss	-	-	-	(68,155)	-	(68,155)
Balance - September 30, 2024	37,175,808	$372	$679,491	$(1,217,534)	$(26,238)	$(563,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(118,171)	$(114,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	18,428	18,428
Loss on convertible notes	34,200	49,667
Changes in operating assets and liabilities:
Interest receivable	(2,124)	(1,613)
Other receivable	(3,080)	(1,663)
Prepaid expenses	(5,000)	105
Accounts payable and accrued liabilities	(3,826)	(25,494)
Accrued interest payable	39,227	23,303
Management salary payable	-	1,488
Net Cash Used in Operating Activities	(40,346)	(50,361)

Cash Flows from Investing Activities:
Advancement on convertible loan receivable	(1,029)	-
Advancement on promissory loan receivable	(2,400)	(1,869)
Net Cash Used in Investing Activities	(3,429)	(1,869)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	51,300	74,500
Repayment from related party	3,821	-
Net Cash Provided by Financing Activities	55,121	74,500

Effects on changes in foreign exchange rate	(18,531)	(16,528)

Net Changes in Cash	(7,186)	5,742
Cash, beginning of period	14,566	20,794
Cash, end of period	$7,380	$26,536

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock for conversion of convertible note	$-	$33,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,914,078, and a net loss of $118,171 for the six months ended September 30, 2025. The Company started to generate revenues of $7,215 during the six months ended September 30, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Caro Holdings International, Ltd.’s functional currency is the Great British Pounds (GBP). All transactions initiated in GBP are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

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

	Six Months Ended
	September 30,
	2025	2024
Spot GBP: USD exchange rate	1.3434	1.3394
Average GBP: USD exchange rate	1.3420	1.2808

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

As of September 30 2025, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the six months ended September 30, 2025 and 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	September 30,	September 30,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	3,095,266	444,713

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

As of September 30, 2025, the business acquisition has not been completed. The acquisition is expected to be completed during the quarter ended March 31, 2026.

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the year ended March 31, 2025 and 2024, the amortization expense was $36,856 and $9,214, respectively.  As of September 30, 2025 and March 31, 2025, the intangible asset was $193,502 and $211,930, respectively. Based on the carrying value of finite-lived intangible assets as of September 30, 2025, the amortization expense for the future years will be as follows:

Amortization
Year Ended March 31,	Expense
2026 (excluding six months ended September 30, 2025)	$18,429
2027	36,857
2028	36,857
2029	36,857
2030	36,857
2031	27,645
$193,502

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of September 30, 2025 and March 31, 2025, the loan receivable was $11,000 and $11,000, respectively. As of September 30, 2025 and March 31, 2025, the loan interest receivable was $2,167 and $1,726, respectively

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the year ended March 31, 2025, the Company issued $12,056 in loan receivable. As of September 30, 2025 and March 31, 2025, the loan receivable was $15,510 and $15,510, respectively. As of September 30, 2025 and. March 31, 2025, the loan interest receivable was $1,566 and $944, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate. During the three months ended June 30, 2025, the Company issued further $2,400 in loan receivable to the unaffiliate. As of September 30, 2025 and March 31, 2025, the loan receivable was $20,400 and $20,000, respectively. As of September 30, 2025 and March 31, 2025, the loan interest receivable was $3,332 and $2,472, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six-month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of September 30, 2025 and March 31, 2025, the loan receivable was $9,500 and $9,500, respectively.

As of September 30, 2025 and March 31, 2025, the total promissory loan receivable was $58,410 and $56,010 respectively. As of September 30, 2025 and March 31, 2025, total loan interest receivable was $7,066 and $5,142, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of September 30, 2025 and March 31, 2025, the total loan receivable was $5,000 and $5,000, respectively. As of September 30, 2025 and March 31, 2025, the loan interest receivable was $619 and $419, respectively.

On February 11, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $30,917. The loan bears interest at 8% per annum and expires on December 1, 2027. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of GBP 3,000,000 minus any outstanding debt at the time of the conversion. On February 21, 2025, $30,917 of the loan was fully repaid. As of  September 30, 2025 and March 31, 2025, the loan interest receivable was $68 and $68, respectively.

On July 1, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount up to of $10,000. The loan bears interest at 8% per annum and expires on December 1, 2026. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company based on a pre-agreed valuation methodology adjusted for any outstanding debt at the time of the conversion. As of September 30, 2025 and March 31, 2025, the loan receivable was $1,029 and $0, respectively. As of September 30, 2025 and March 31, 2025, the loan interest receivable was $17 and $0, respectively.

As of September 30, 2025 and March 31, 2025, the total convertible loan receivable was $6,029 and $5,000, respectively. As of September 30, 2025 and March 31, 2025, the loan interest receivable was $704 and $486, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of September 30, 2025 and March 31, 2025, the total promissory note payable was $28,900 and $28,900, respectively. As of September 30, 2025 and March 31, 2025, the accrued interest payable was $6,722 and 5,563, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2025 and March 31, 2025, the total principal balance of the convertible notes payable was $1,451,000 and $1,365,500, respectively.

	September 30,	March 31,
	2025	2025
November 2022	$110,000	$110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 203	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	16,667	16,667
June 2024	16,667	16,667
July 2024	16,667	16,667
August 2024	25,000	25,000
September 2024	49,167	49,167
October 2024	13,333	13,333
November 2024	100,000	100,000
December 2024	125,000	125,000
January 2025	233,333	233,333
March 2025	66,667	66,667
May 2025	20,000	-
June 2025	18,333	-
July 2025	36,667	-
September 2025	10,500	-
	$1,451,000	$1,365,500

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the six months ended September 30, 2025 and 2024, debt premium of $34,200 and $49,667 was recognized as a loss on convertible note and charged to interest expense.

During the six months ended September 30, 2025 and 2024, interest expense of $73,427 (including $34,200 loss on convertible notes charged to interest expense as described above) and $72,972 (including $49,667 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. As of September 30, 2025 and March 31, 2025, accrued interest payable on convertible notes was $120,301 and $82,233, respectively.

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

As of September 30, 2025 and March 31, 2025, there was $60,547 and $56,476 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

 As of September 30, 2025 and March 31, 2025, the issued and outstanding common stock was 37,175,808 shares.

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

Our Current Business

We deploy integrated B2B, B2C, and Direct-to-Consumer (D2C) solutions for small to mid-sized brands seeking to expand their digital presence. Our platform combines marketing, analytics, and e-commerce functionality within industry-specific niches, enabling data-driven personalization across channels through scalable infrastructure designed for cost-efficient growth.

The Company is also developing specialized marketplaces for service providers across multiple industries to help consumers connect with the right provider at the right time and place. These marketplaces assist in validating our technology through operational implementations in select verticals.

In July 2025, the Company introduced a full-cycle AI automation framework for small and mid-sized businesses, covering the customer journey from outreach to conversion. The framework integrates with existing CRM, e-commerce, and business management platforms to streamline acquisition processes and improve operational efficiency.

The Company has also developed artificial intelligence agents to support investor relations, reporting, compliance, and stakeholder communications for public companies. These AI frameworks operate independently of the Company’s marketplace platforms, with pilot programs and early deployments underway to evaluate performance and functionality.

The Company’s growth strategy includes supporting brands requiring enhanced digital infrastructure and AI-enabled operations through ongoing product development, direct outreach, and strategic channel partnerships.

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

In addition, the Company has introduced artificial intelligence components that operate alongside its D2C systems to enhance automation, analytics, and customer interaction. These components include conversational and analytical bots that support marketing, sales, and engagement activities. Pilot programs with selected clients are providing operational data used to refine these tools.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30,		Change	Change
	2025	2024	Amount	Percentage
Revenue	$1,229	$5,626	$(4,397)	-78%
Operating expenses	34,548	46,125	(11,577)	-25%
Loss from operations	(33,319)	(40,499)	7,180	-18%
Other expenses	(48,542)	(27,656)	(20,886)	76%
Net Loss	$(81,861)	$(68,155)	$(13,706)	20%

Net loss increased from $68,155 for the three months ended September 30, 2024 to $81,861 for the three months ended September 30, 2025 due to the increase in other expenses.

During the three months ended September30, 2025 and 2024, we generated $1,229 and $5,626 in revenue, respectively.

Operating expenses decreased from $46,125 for the three months ended September 30, 2024 to $34,548 for the three months ended September 30, 2025 mainly due to the decrease in advertising and marketing expense, service fees and subscription fees and management consulting fees.

Other expenses increased from $27,656 for the three months ended September 30, 2024 to $48,542 for the three months ended September 30, 2025 mainly due to the increase in interest expense and debt issuance cost on convertible notes.

Six Months Ended September 30, 2054 Compared to Six Months Ended September 30, 2024

	Six Months Ended
	September 30,		Change	Change
	2025	2024	Amount	Percentage
Revenue	$7,215	$24,443	$(17,228)	-70%
Operating expenses	68,734	87,776	(19,042)	-22%
Loss from operations	(61,519)	(63,333)	1,814	-3%
Other expenses	(56,652)	(51,250)	(5,402)	11%
Net Loss	$(118,171)	$(114,583)	$(3,588)	3%

Net loss increased from $114,583 for the six months ended September 30, 2024 to $118,171 for the six months ended September 30, 2025 due to the increase in other expenses.

During the six months ended September 30, 2025 and 2024, we generated $7,215 and $24,443 in revenue, respectively.

Operating expenses decreased from $87,776 for the three months ended September 30, 2024 to $68,734 for the six months ended September 30, 2025 mainly due to the decrease in advertising and marketing expense, service fees and subscription fees and management consulting fees.

Other expenses increased from $51,250 for the six months ended September 30, 2024 to $118,171 for the six months ended September 30, 2025 mainly due to the increase in interest expense and debt issuance cost on convertible notes.

Liquidity and Financial Condition

Working Capital (Deficiency)

	September 30, 2025	March 31, 2025
Current Assets	$264,129	$256,104
Current Liabilities	1,725,776	1,600,408
Working Capital (Deficiency)	$(1,461,647)	$(1,344,304)

Cash Flows

	Six Months Ended
	September 30,
	2025	2024
Cash used in Operating Activities	$(40,346)	$(50,361)
Cash used in Investing Activities	(3,429)	(1,869)
Cash provided by Financing Activities	55,121	74,500
Effects on changes in foreign exchange rate	(18,531)	(16,528)
Net changes in cash during period	$(7,186)	$5,742

Our total current assets as of September 30, 2025 were $22964,1 compared to total current assets of $256,104 as of March 31, 2025. The increase was primarily due to increase in prepaid expense, accounts receivable and other receivable, promissory note receivable, convertible note receivable and interest receivable.

Our total current liabilities as of March 31, 2025 were $1,600,408 as compared to total current liabilities of $1,725,776 as of September 30, 2025. The increase was attributed to the increase in convertible notes and accrued interest payable.

Working capital deficiency increased from $1,344,304 as of March 31, 2025 to $1,461,647 as of September 30, 2025 mainly due to the increase in convertible notes payable and accrued interest payable.

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

Operating Activities

For the six months ended September 30, 2025, net cash used in operating activities was $40,346  related to our net loss of $118,171, reduced by amortization of $18,428, loss on convertible notes of $34,200 and changes in operating assets and liabilities of $25,197.

For the six months ended September 30, 2024, net cash used in operating activities was $50,361  related to our net loss of $114,582, reduced by amortization of $18,428, loss on convertible notes of $49,667 and increased by changes in operating assets and liabilities of $3,874.

Investing Activities

For the six months ended September 30, 2025, net cash used in investing activities was $3,429, comprised of advancement on convertible loan receivable of $1,029 and advancement on promissory loan receivable of $2,400.

For the six months ended September 30, 2024, net cash used in investing activities was $1,869 from advancement on promissory loan receivable.

Financing Activities

For the six months ended September 30, 2025, net cash provided by financing activities was $55,121 from proceeds related to convertible notes of $51,300 and repayment from related party of $3,821.

For the six months ended September 30, 2024, net cash provided by financing activities was $74,500 primarily from proceeds related to convertible notes.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended September 30, 2025, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of September 30, 2025, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

CARO HOLDINGS INC.
(Registrant)

Dated: November 14, 2025	By:	/s/ Christopher McEachnie
Christopher McEachnie
Chief Executive Officer
(Principal Executive Officer)

