Form 10-Q
period 2025-12-31
Caro Holdings Inc.
filed 2026-02-13
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 37,175,808 shares of common stock issued and outstanding as of February 11th, 2026

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$760	$14,566
Prepaid expense	3,125	-
Accounts receivable and other receivable	19,747	13,005
Promissory note receivable	58,410	56,010
Convertible note receivable	6,680	5,000
Interest receivable	8,840	5,628
Deferred business acquisition cost	161,895	161,895
Total Current Assets	259,457	256,104

Software, net	184,288	211,930

TOTAL ASSETS	$443,745	$468,034

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$51,180	$61,736
Accrued interest payable	147,447	87,796
Due to related parties	72,364	56,476
Promissory notes payable	28,900	28,900
Convertible notes payable	1,476,000	1,365,500
Total Current Liabilities	1,775,891	1,600,408

TOTAL LIABILITIES	1,775,891	1,600,408

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 37,175,808 shares issued and outstanding	372	372
Additional paid in capital	679,491	679,491
Accumulated deficit	(1,977,625)	(1,795,907)
Accumulated other comprehensive loss	(34,384)	(16,330)
Total Stockholders' Deficit	(1,332,146)	(1,132,374)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$443,745	$468,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenues	$1,711	$4,407	$8,926	$28,850

Operating Expenses
General and administration	$4,017	$101,041	$15,454	$150,404
Professional fees	9,770	27,480	36,913	39,841
Management consulting fees - related party	13,673	1,208	24,595	8,832
Amortization	9,214	9,214	27,642	27,642
Software and website development	-	-	804	-
Total operating expenses	36,674	138,943	105,408	226,719

Loss from operations	(34,963)	(134,536)	(96,482)	(197,869)

Other income (expense)
Interest expense	(30,424)	(109,390)	(103,851)	(182,362)
Interest income	1,087	973	3,211	2,586
Foreign exchange gain	753	(24,246)	15,404	(4,137)
Total other expense	(28,584)	(132,663)	(85,236)	(183,913)

Net loss before taxes	(63,547)	(267,199)	(181,718)	(381,782)
Provision for income taxes	-	-	-	-
Net loss	$(63,547)	(267,199)	$(181,718)	$(381,782)

Other comprehensive income (loss)	(454)	23,825	(18,054)	5,492
Comprehensive Loss	(64,001)	(243,374)	(199,772)	(376,290)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	(0.01)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	37,175,808	37,175,808	37,175,808	36,823,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

Nine Months Ended December 31, 2025

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2025	37,175,808	$372	$679,491	$(1,795,907)	$(16,330)	$(1,132,374)
Other comprehensive loss	-	-	-	-	(26,531)	(26,531)
Net loss	-	-	-	(36,310)	-	(36,310)
Balance - June 30, 2025	37,175,808	$372	$679,491	$(1,832,217)	$(42,861)	$(1,195,215)
Other comprehensive income	-	-	-	-	8,931	8,931
Net loss	-	-	-	(81,861)	-	(81,861)
Balance - September 30, 2025	37,175,808	$372	$679,491	$(1,914,078)	$(33,930)	$(1,268,145)
Other comprehensive income	-	-	-	-	(454)	(454)
Net loss	-	-	-	(63,547)	-	(63,547)
Balance - December 31, 2025	37,175,808	$372	$679,491	$(1,977,625)	$(34,384)	$(1,332,146)

Nine Months Ended December 31, 2024

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Other comprehensive loss	-	-	-	-	(248)	(248)
Net loss	-	-	-	(46,428)	-	(46,428)
Balance - June 30, 2024	36,505,000	$365	$645,958	$(1,149,379)	$(8,153)	$(511,209)

Conversion of notes to common stock	670,808	7	33,533	-	-	33,540
Other comprehensive loss	-	-	-	-	(18,085)	(18,085)
Net loss	-	-	-	(68,155)	-	(68,155)
Balance - September 30, 2024	37,175,808	$372	$679,491	$(1,217,534)	$(26,238)	$(563,909)

Other comprehensive loss	-	-	-	-	23,825	23,825
Net loss	-	-	-	(267,199)	-	(267,199)
Balance - December 31, 2024	37,175,808	$372	$679,491	$(1,484,733)	$(2,413)	$(807,283)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(181,718)	$(381,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	27,642	27,642
Loss on convertible notes	44,200	145,000
Changes in operating assets and liabilities:
Interest receivable	(3,211)	(2,586)
Other receivable	(4,620)	(5,887)
Prepaid expenses	(3,125)	105
Accounts payable and accrued liabilities	(10,959)	(25,249)
Accrued interest payable	59,651	37,358
Net Cash Used in Operating Activities	(72,141)	(205,400)

Cash Flows from Investing Activities:
Advancement on convertible loan receivable	(1,680)	-
Advancement on promissory loan receivable	(2,400)	(12,056)
Net Cash Used in Investing Activities	(4,080)	(12,056)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	66,300	217,500
Advancement to related party	15,560	-
Net Cash Provided by Financing Activities	81,860	217,500

Effects on changes in foreign exchange rate	(19,446)	4,118

Net Changes in Cash	(13,806)	4,162
Cash, beginning of period	14,566	20,794
Cash, end of period	$760	$24,956

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock for conversion of convertible note	$-	$33,540

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,977,625, and a net loss of $181,718 for the nine months ended December 31, 2025. The Company started to generate revenues of $8,926 during the nine months ended December 31, 2025. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	Nine Months Ended
	December 31,
	2025	2024
Spot GBP: USD exchange rate	1.3445	1.2530
Average GBP: USD exchange rate	1.3379	1.2812

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

As of December 31, 2025, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the nine months ended December 31, 2025 and 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	4,775,463	577,664

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The adoption of ASU 2025-05 has not had a material effect on the Company’s statements and disclosures.

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

As of December 31, 2025, the business acquisition has not been completed. The acquisition is expected to be completed during the quarter ended March 31, 2026.

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the nine months ended December 31, 2025 and 2024, the amortization expense was $27,642 and $27,642 respectively.  As of December 31, 2025 and March 31, 2025, the intangible asset was $184,288 and $211,930, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2025, the amortization expense for the future years will be as follows:

Amortization
Year Ended March 31,	Expense
2026 (excluding nine months ended December 31, 2025)	$9,214
2027	36,857
2028	36,857
2029	36,857
2030	36,857
2031	27,645
$184,288

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of December 31, 2025 and March 31, 2025, the loan receivable was $11,000 and $11,000, respectively. As of December 31, 2025 and March 31, 2025, the loan interest receivable was $2,389 and $1,726, respectively.

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the year ended March 31, 2025, the Company issued $12,056 in loan receivable. As of December 31, 2025 and March 31, 2025, the loan receivable was $15,510 and $15,510, respectively. As of December 31, 2025 and. March 31, 2025, the loan interest receivable was $1,878 and $944, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate. During the three months ended June 30, 2025, the Company issued further $2,400 in loan receivable to the unaffiliate. As of December 31, 2025 and March 31, 2025, the loan receivable was $22,400 and $20,000, respectively. As of December 31, 2025 and March 31, 2025, the loan interest receivable was $3,784and $2,472, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six-month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of December 31, 2025 and March 31, 2025, the loan receivable was $9,500 and $9,500, respectively.

As of December 31, 2025 and March 31, 2025, the total promissory loan receivable was $58,410 and $56,010 respectively. As of December 31, 2025 and March 31, 2025, total loan interest receivable was $8,052 and $5,142, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of December 31, 2025 and March 31, 2025, the total loan receivable was $5,000 and $5,000, respectively. As of December 31, 2025 and March 31, 2025, the loan interest receivable was $720 and $419, respectively.

On February 11, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $30,917. The loan bears interest at 8% per annum and expires on December 1, 2027. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of GBP3,000,000 minus any outstanding debt at the time of the conversion. On February 21, 2025, $30,917 of the loan was fully repaid. As of December 31, 2025 and March 31, 2025, the loan interest receivable was $68 and $68, respectively.

On July 1, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount up to of $10,000. The loan bears interest at 8% per annum and expires on December 1, 2026. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company based on a pre-agreed valuation methodology adjusted for any outstanding debt at the time of the conversion. As of December 31, 2025 and March 31, 2025, the loan receivable was $1,679 and $0, respectively. As of December 31, 2025 and March 31, 2025, the loan interest receivable was $51 and $0, respectively.

As of December 31, 2025 and March 31, 2025, the total convertible loan receivable was $6,679 and $5,000, respectively. As of December 31, 2025 and March 31, 2025, the loan interest receivable was $838 and $486, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of December 31, 2025 and March 31, 2025, the total promissory note payable was $28,900 and $28,900, respectively. As of December 31, 2025 and March 31, 2025, the accrued interest payable was $7,305 and 5,563, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2025 and March 31, 2025, the total principal balance of the convertible notes payable was $1,476,000 and $1,365,500, respectively.

	December 31,	March 31,
	2025	2025
November 2022	$110,000	$110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 203	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	16,667	16,667
June 2024	16,667	16,667
July 2024	16,667	16,667
August 2024	25,000	25,000
September 2024	49,167	49,167
October 2024	13,333	13,333
November 2024	100,000	100,000
December 2024	125,000	125,000
January 2025	233,333	233,333
March 2025	66,667	66,667
May 2025	20,000	-
June 2025	18,333	-
July 2025	36,667	-
September 2025	10,500	-
November 2025	25,000	-
	$1,476,000	$1,365,500

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the nine months ended December 31, 2025 and 2024, debt premium of $44,200 and $145,000 was recognized as a loss on convertible note and charged to interest expense.

During the nine months ended December 31, 2025 and 2024, interest expense of $102,109 (including $44,200 loss on convertible notes charged to interest expense as described above) and $180,617 (including $145,000 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. As of December 31, 2025 and March 31, 2025, accrued interest payable on convertible notes was $140,142 and $82,233, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2025 and 2024, the Company incurred $24,595 and $8,832 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company, respectively. During the nine months ended December 31, 2025, the Company made advancement of $15,560 to the Director. As of December 31, 2025 and March 31, 2025, the amount due to the director and COO of the Company was $22,019 and $6,132, respectively.

As of December 31, 2025 and March 31, 2025, there was $72,364 and $56,476 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

 As of December 31, 2025 and March 31, 2025, the issued and outstanding common stock was 37,175,808 shares.

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On January 26, 2026, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $10,000. The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

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

Since September 2022, the Company has been actively engaged in soliciting and identifying clients across a broad spectrum of industries. It has also been engaged in several marketing activities to attract partners, clients and beta testers who are providing valuable feedback in order for us to ensure our system meets their needs and expectations.

The Company is also looking to provide its marketplace platform to the pet care and spirit industries in the United States and the United Kingdom. The Company is also engaging in a full array of marketing activities including social media, attending trade shows and fairs, online conferences, and utilizing identified experts in affiliate marketing, pay-per-click, organic, search engine optimization, and social media marketing to promote D2C commerce.

In addition, the Company has introduced artificial intelligence components that operate alongside its D2C systems to enhance automation, analytics, and customer interaction. These components include conversational and analytical bots that support marketing, sales, and engagement activities. Pilot programs with selected clients are providing operational data used to refine these tools.

During the reporting period, the Company continued development and testing of its AI-enabled communications and automation tools, including AI-enabled inbound and outbound calling agents integrated with telephony infrastructure and conversational AI software components.

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

Results of Operations

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

	Three Months Ended
	December 31,		Change	Change
	2025	2024	Amount	Percentage
Revenue	$1,711	$4,407	$(2,696)	-61%
Operating expenses	36,674	138,943	(102,269)	-74%
Loss from operations	(34,963)	(134,536)	99,573	-74%
Other expenses	(28,584)	(132,663)	104,079	-78%
Net Loss	$(63,547)	$(267,199)	$203,652	-76%

Net loss decreased from $267,199 for the three months ended December 31, 2024 to $63,547 for the three months ended December 31, 2025 due to the decrease in operating expenses and other expenses.

During the three months ended December 31, 2025 and 2024, we generated $1,711 and $4,407 in revenue, respectively.

Operating expenses decreased from $138,943 for the three months ended December 31, 2024 to $36,674 for the three months ended December 31, 2025 mainly due to the decrease in advertising and marketing expense, service fees and subscription fees and management consulting fees.

Other expenses decreased from $132,663 for the three months ended December 31, 2024 to $28,584 for the three months ended December 31, 2025 mainly due to the decrease in debt issuance cost on convertible notes.

Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024

	Nine Months Ended
	December 31,		Change	Change
	2025	2024	Amount	Percentage
Revenue	$8,926	$28,850	$(19,924)	-69%
Operating expenses	105,408	226,719	(121,311)	-54%
Loss from operations	(96,482)	(197,869)	101,387	-51%
Other expenses	(85,236)	(183,913)	98,677	-54%
Net Loss	$(181,718)	$(381,782)	$200,064	-52%

Net loss decreased from $381,782 for the nine months ended December 31, 2024 to $181,718 for the nine months ended December 31, 2025 due to the decrease in operating expenses and other expenses.

During the three months ended December 31, 2025 and 2024, we generated $8,926 and $28,850 in revenue, respectively.

Operating expenses decreased from $226,719 for the three months ended December 31, 2024 to $105,408 for the three months ended December 31, 2025 mainly due to the decrease in advertising and marketing expense, service fees and subscription fees and management consulting fees.

Other expenses decreased from $183,913 for the three months ended December 31, 2024 to $85,236 for the three months ended December 31, 2025 mainly due to the decrease in debt issuance cost on convertible notes.

Liquidity and Financial Condition

Working Capital (Deficiency)

	December 31, 2025	March 31, 2025
Current Assets	$259,457	$256,104
Current Liabilities	1,775,891	1,600,408
Working Capital (Deficiency)	$(1,516,434)	$(1,344,304)

Cash Flows

	Nine Months Ended
	December 31,
	2025	2024
Cash used in Operating Activities	$(72,141)	$(205,400)
Cash used in Investing Activities	(4,080)	(12,056)
Cash provided by Financing Activities	81,860	217,500
Effects on changes in foreign exchange rate	(19,446)	4,118
Net changes in cash during period	$(13,806)	$4,162

Our total current assets as of December 31, 2025 were $259,457 compared to total current assets of $256,104 as of March 31, 2025. The increase was primarily due to increase in prepaid expense, accounts receivable and other receivable, promissory note receivable, convertible note receivable and interest receivable.

Our total current liabilities as of March 31, 2025 were $1,600,408 as compared to total current liabilities of $1,775,891 as of December 31, 2025. The increase was attributed to the increase in convertible notes and accrued interest payable.

Working capital deficiency increased from $1,344,304 as of March 31, 2025 to $1,516,434 as of December 31, 2025 mainly due to the increase in convertible notes payable and accrued interest payable.

Operating Activities

For the nine months ended December 31, 2025, net cash used in operating activities was $72,141 related to our net loss of $181,718, reduced by amortization of $27,642, loss on convertible notes of $44,200 and changes in operating assets and liabilities of $37,736.

For the nine months ended December 31, 2024, net cash used in operating activities was $205,400 related to our net loss of $381,783, reduced by amortization of $27,642, loss on convertible notes of $145,000 and increased by changes in operating assets and liabilities of $3,741.

Investing Activities

For the nine months ended December 31, 2025, net cash used in investing activities was $4,080, comprised of advancement on convertible loan receivable of $1,680 and advancement on promissory loan receivable of $2,400.

For the nine months ended December 31, 2024, net cash used in investing activities was $12,056 from advancement on promissory loan receivable.

Financing Activities

For the nine months ended December 31, 2025, net cash provided by financing activities was $81,860 from proceeds related to convertible notes of $66,300 and advancement to related party of $15,560.

For the nine months ended December 31, 2024, net cash provided by financing activities was ,500$217 primarily from proceeds related to convertible notes.

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

As disclosed in our Quarterly Report on Form 10-Q for the three months ended December 31, 2025, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2025, due to inadequate segregation of duties and ineffective risk management, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Departure of Chief Executive Officer and Appointment of Interim Chief Executive Officer - On January 6, 2026, Christoper McEachnie, the Chief Executive Officer and a member of the Board of Directors of Caro Holdings, Inc. (the “Company”), resigned from his positions as Chief Executive Officer and as a member of the Board of Directors, effective January 6, 2026, to pursue other professional opportunities. Mr. McEachnie’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. On January 7, 2026, the Board of Directors appointed Meriesha Rennalls, the Company’s Chief Operating Officer, to serve as Interim Chief Executive Officer, effective as of the Resignation Date. Ms. Rennalls will continue to serve as the Company’s Chief Operating Officer in addition to her role as Interim Chief Executive Officer.

The Company previously reported this event in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification by the Principal Executive Officer
32.1	Certification by the Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARO HOLDINGS INC.
(Registrant)

Dated: February 13, 2026	/s/ Meriesha Rennalls
Meriesha Rennalls Chief Executive Officer (Principal Executive Officer)

