Form 10-K
period 2026-03-31
Caro Holdings Inc.
filed 2026-07-15
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2025 was $3,116,183 based on a $0.585 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

Number of shares outstanding of each of the issuer’s classes of common stock on July 10, 2026: Common Stock: 60,652,429

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

On November 14, 2023, the Company agreed to acquire a marketplace provider in the spirits industry, a non-affiliated corporation based in Wyoming, under which the Company will issue, on a pro-rata basis, up to 12,550,000 shares of common stock based on the acquiree's reaching future milestones in exchange for 100% of the issued and outstanding shares of the acquiree making it a wholly owned subsidiary of the Company. The shares will remain in escrow with the Company until those milestones.

In January 2026, the Company commissioned the development of a proprietary multi-tenant platform combining AI-powered voice communications, CRM functionality, customer support tooling, and billing infrastructure within a single unified architecture..

On June 12, 2026, the Company entered into an Asset Purchase and Acquisition Agreement with Goldrange Resources Corp., a corporation incorporated under the laws of the Province of Ontario, Canada, pursuant to which the Company agreed to purchase a 49% undivided interest in Goldrange's rights in certain mining properties located in Tanzania, Africa, in consideration of 20,000,000 shares of the Company's common stock at a deemed value of US$0.50 per share. Full details are set out in the Company's Current Report on Form 8-K filed June 12, 2026.

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

Revenue

We have revenue of approximately $11,000 during year ended March 31, 2026 and revenue approximately $36,000 during year ended March 31, 2025.

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

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, and quality audits, among other processes. Cybersecurity oversight is the responsibility of senior management, who are responsible for identifying and addressing potential cybersecurity risks to business programs, clients, vendors and partners.

As of March 31, 2026, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

On June 29th, 2026, the shareholders’ list showed 38 registered shareholders with 40,652,429 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2026 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2026.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2026.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended March 31, 2025, which are included herein. Our operating results for the year ended March 31, 2025, for the year ended March 31, 2024 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	March 31,		Change	Change
	2026	2025	Amount	Percentage
Revenue	$11,254	$36,319	$(25,065)	-69%
Operating expenses	293,538	428,413	(134,875)	-31%
Loss from operations	(282,284)	(392,094)	109,810	-28%
Other expenses	(125,513)	(300,862)	175,349	-58%
Net Loss	$(407,797)	$(692,956)	$285,159	-41%

Net loss decreased from $692,956 for the year ended March 31, 2025 to $407,797 for the year ended March 31, 2026 due to the decrease in operating expenses and other expenses.

During the year ended March 31, 2026 and 2025, we generated $11,254 and $36,319 in revenue, respectively.

Operating expenses decreased from $428,413 for the year ended March 31, 2025 to $293,538 for the year ended March 31, 2026, mainly due to decreases in professional fees and general and administrative expenses.

Other expenses decreased from $300,862 for the year ended March 31, 2025 to $125,513 for the year ended March 31, 2026, mainly due to a decrease in interest expense on convertible notes.

Liquidity and Financial Condition

Working Capital (Deficiency)

	March 31, 2026	March 31, 2025
Current Assets	$262,757	$256,104
Current Liabilities	1,986,308	1,600,408
Working Capital (Deficiency)	$(1,723,551)	$(1,344,304)

Cash Flows
	Year Ended
	March 31,
	2026	2025
Cash used in Operating Activities	$(105,126)	$(373,809)
Cash used in Investing Activities	(8,080)	(12,056)
Cash provided by Financing Activities	111,603	390,407
Effects on changes in foreign exchange rate	(11,940)	(10,770)
Net changes in cash during period	$(13,543)	$(6,228)

Our total current assets as of March 31, 2026 were as $262,757 compared to total current assets of $256,104 as of March 31, 2025. The increase was primarily due to the increase in accounts receivable, convertible notes and promissory notes.

Our total current liabilities as of March 31, 2026 were $1,986,308 as compared to total current liabilities of $1,600,408 as of March 31, 2025. The increase was attributed by the increase in convertible notes and accrued liabilities.

Working capital deficiency increased from $1,344,304 as of March 31, 2025 to $1,723,551 as of March 31, 2026 mainly due to the increase in convertible notes, promissory notes, due to related parties and accounts payable and accrued liabilities.

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2026, contains a going concern qualification as we have suffered losses since our inception. We have no operating revenues. We have been dependent on sales of equity securities and debt financing to conduct operations. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.

Operating Activities

For the year ended March 31, 2026, net cash used in operating activities was $105,126, related to our net loss of $407,797, partially offset by amortization of $36,856, loss on convertible notes of $54,200, and net changes in operating assets and liabilities of $211,615.

For the year ended March 31, 2025, net cash used in operating activities was $373,809 related to our net loss of $692,956, reduced by amortization of $36,856, loss on convertible notes of $265,000 and changes in operating assets and liabilities of $17,291.

Investing Activities

For the year ended March 31, 2026, net cash used in investing activities was $8,080, comprised of advancement on convertible loan receivable of $1,680 and advancement on promissory loan receivable of $6,400.

For the year ended March 31, 2025, net cash used in investing activities was $12,056, comprised of advancement on convertible loan receivable of $30,917 and advancement on promissory loan receivable of $12,056, offset by payment from convertible loan receivable of $30,917.

Financing Activities

For the year ended March 31, 2026, net cash provided by financing activities was $111,603 primarily from proceeds related to convertible notes of $81,300 and advancement from related party of $30,303.

For the year ended March 31, 2025, net cash provided by financing activities was $390,407 primarily from proceeds related to convertible notes of $397,500 offset by advancement to related party of $7,093.

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

Item 8. Financial Statements and Supplementary Data

CARO HOLDINGS, INC. FINANCIAL STATEMENTS

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Caro Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caro Holdings, Inc as of March 31, 2026, and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2026, and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026, and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $407,797 and an accumulated deficit of $2,203,704. The continuation of the Company as a going concern is dependent upon continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

July 15, 2026

CARO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2026	2025
ASSETS
Current Assets
Cash	$1,023	$14,566
Prepaid expense	1,250	-
Accounts receivable and other receivable	19,512	13,005
Promissory note receivable	62,410	56,010
Convertible note receivable	6,680	5,000
Interest receivable	9,987	5,628
Deferred business acquisition cost	161,895	161,895
Total Current Assets	262,757	256,104

Software, net	175,074	211,930

TOTAL ASSETS	$437,831	$468,034

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$202,155	$61,736
Accrued interest payable	167,720	87,796
Due to related parties	86,533	56,476
Promissory notes payable	28,900	28,900
Convertible notes payable	1,501,000	1,365,500
Total Current Liabilities	1,986,308	1,600,408

TOTAL LIABILITIES	1,986,308	1,600,408

Stockholders' Deficit
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 37,175,808 shares issued and outstanding	372	372
Additional paid in capital	679,491	679,491
Accumulated deficit	(2,203,704)	(1,795,907)
Accumulated other comprehensive loss	(24,636)	(16,330)
Total Stockholders' Deficit	(1,548,477)	(1,132,374)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$437,831	$468,034

The accompanying notes are an integral part of these consolidated financial statements.

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AUDITED)

	For the Year Ended
	March 31,
	2026	2025

Revenues	$11,254	$36,319

Operating Expenses
General and administration	$18,326	$158,327
Professional fees	99,035	223,941
Management consulting fees - related party	40,424	8,795
Amortization	36,856	36,856
Software and website development	98,897	494
Total operating expenses	293,538	428,413

Loss from operations	(282,284)	(392,094)

Other income (expense)
Interest expense	(134,124)	(316,123)
Interest income	4,358	3,683
Foreign exchange gain	4,253	11,578
Total other expense	(125,513)	(300,862)

Net loss before taxes	(407,797)	(692,956)
Provision for income taxes	-	-
Net loss	$(407,797)	$(692,956)

Other comprehensive loss	(8,306)	(8,425)
Comprehensive Loss	(416,103)	(701,381)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	37,175,808	36,910,898

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2026 AND 2025

(AUDITED)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder's Deficit
Balance - March 31, 2024	36,505,000	$365	$645,958	$(1,102,951)	$(7,905)	$(464,533)

Conversion of notes to common stock	670,808	7	33,533	-	-	33,540
Other comprehensive loss	-	-	-	-	(8,425)	(8,425)
Net loss	-	-	-	(692,956)	-	(692,956)

Balance - March 31, 2025	37,175,808	$372	$679,491	$(1,795,907)	$(16,330)	$(1,132,374)
Other comprehensive loss	-	-	-	-	(8,306)	(8,306)
Net loss	-	-	-	(407,797)	-	(407,797)

Balance - March 31, 2026	37,175,808	$372	$679,491	$(2,203,704)	$(24,636)	$(1,548,477)

The accompanying notes are an integral part of these consolidated financial statements

CARO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Year Ended
	March 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(407,797)	$(692,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	36,856	36,856
Loss on convertible notes	54,200	265,000
Changes in operating assets and liabilities:
Interest receivable	(4,358)	(3,670)
Other receivable	(4,682)	(10,060)
Prepaid expenses	(1,250)	105
Accounts payable and accrued liabilities	141,981	(20,203)
Accrued interest payable	79,924	51,119
Net Cash Used in Operating Activities	(105,126)	(373,809)

Cash Flows from Investing Activities:
Payment from convertible loan receivable	-	30,917
Advancement on convertible loan receivable	(1,680)	(30,917)
Advancement on promissory loan receivable	(6,400)	(12,056)
Net Cash Used in Investing Activities	(8,080)	(12,056)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	81,300	397,500
Advancement to related party	-	(7,093)
Advancement from related party	30,303	-
Net Cash Provided by Financing Activities	111,603	390,407

Effects on changes in foreign exchange rate	(11,940)	(10,770)

Net Changes in Cash	(13,543)	(6,228)
Cash, beginning of period	14,566	20,794
Cash, end of period	$1,023	$14,566

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock for conversion of convertible note	$-	$33,540

The accompanying notes are an integral part of these audited consolidated financial statements

CARO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(AUDITED)

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,203,704, and a net loss of $407,797 for the year ended March 31, 2026. The Company started to generate revenues of $11,120 during the year ended March 31, 2026. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary Caro Holdings International, Ltd. All material intercompany balances and transactions have been eliminated.

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

	Year Ended
	March 31,
	2026	2025
Spot GBP: USD exchange rate	1.3229	1.2918
Average GBP: USD exchange rate	1.3404	1.2759

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

As of March 31, 2026, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the year ended March 31, 2026 and 2025, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2026	2025
	(Shares)	(Shares)
Convertible notes payable	4,456,666	770,132

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

As of March 31, 2026, the business acquisition has not been completed. The acquisition is expected to be completed during the quarter ended September 30, 2026.

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the year ended March 31, 2026  and 2025, the amortization expense was $36,856 and $36,856, respectively.  As of March 31, 2026 and March 31, 2025, the intangible asset was $175,074 and $211,930, respectively. Based on the carrying value of finite-lived intangible assets as of March 31, 2026, the amortization expense for the future years will be as follows:

Amortization
Year Ended March 31,	Expense
2027	$36,857
2028	36,857
2029	36,857
2030	36,857
2031	27,645
$175,074

NOTE 6 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of March 31, 2026 and March 31, 2025, the loan receivable was $11,000 and $11,000, respectively. As of March 31, 2026 and March 31, 2025, the loan interest receivable was $2,606 and $1,726, respectively.

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the year ended March 31, 2025, the Company issued $12,056 in loan receivable. As of March 31, 2026 and March 31, 2025, the loan receivable was $15,510 and $15,510, respectively. As of March 31, 2026 and. March 31, 2025, the loan interest receivable was $2,184 and $944, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate. During the year ended March 31, 2026, the Company issued further 6,400 in loan receivable to the unaffiliate. As of March 31, 2026 and March 31, 2025, the loan receivable was $26,400 and $20,000, respectively. As of March 31, 2026 and March 31, 2025, the loan interest receivable was $4,074 and $2,472, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six-month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of March 31, 2026 and March 31, 2025, the loan receivable was $9,500 and $9,500, respectively.

As of March 31, 2026 and March 31, 2025, the total promissory loan receivable was $62,410 and $56,010 respectively. As of March 31, 2026 and March 31, 2025, total loan interest receivable was $9,017 and $5,628, respectively.

NOTE 7 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of March 31, 2026 and March 31, 2025, the total loan receivable was $5,000 and $5,000, respectively. As of December 31, 2025 and March 31, 2025, the loan interest receivable was $819 and $419, respectively.

On February 11, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $30,917. The loan bears interest at 8% per annum and expires on December 1, 2027. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of GBP3,000,000 minus any outstanding debt at the time of the conversion. On February 21, 2025, $30,917 of the loan was fully repaid. As of March 31, 2026 and March 31, 2025, the loan interest receivable was $68 and $68, respectively.

On July 1, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount up to of $10,000. The loan bears interest at 8% per annum and expires on December 1, 2026. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company based on a pre-agreed valuation methodology adjusted for any outstanding debt at the time of the conversion. As of December 31, 2025 and March 31, 2025, the loan receivable was $1,679 and $0, respectively. As of March 31, 2026 and March 31, 2025, the loan interest receivable was $84 and $0, respectively.

As of March 31, 2026 and March 31, 2025, the total convertible loan receivable was $6,679 and $5,000, respectively. As of March 31, 2026 and March 31, 2025, the loan interest receivable was $970 and $486, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of March 31, 2026 and March 31, 2025, the total promissory note payable was $28,900 and $28,900, respectively. As of March 31, 2026 and March 31, 2025, the accrued interest payable was $7,875 and 5,563, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2026 and March 31, 2025, the total principal balance of the convertible notes payable was $1,501,000 and $1,365,500, respectively.

	March 31,	March 31,
	2026	2025
November 2022	$110,000	$110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	125,000	125,000
August 2023	38,333	38,333
September 2023	83,333	83,333
November 2023	62,167	62,167
December 203	33,333	33,333
February 2024	40,000	40,000
March 2024	44,167	44,167
May 2024	16,667	16,667
June 2024	16,667	16,667
July 2024	16,667	16,667
August 2024	25,000	25,000
September 2024	49,167	49,167
October 2024	13,333	13,333
November 2024	100,000	100,000
December 2024	125,000	125,000
January 2025	233,333	233,333
March 2025	66,667	66,667
May 2025	20,000	-
June 2025	18,333	-
July 2025	36,667	-
September 2025	10,500	-
November 2025	25,000	-
January 2026	16,667	-
February 2026	8,333	-
	$1,501,000	$1,365,500

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the year ended March 31, 2026 and 2025, debt premium of $54,200 and $265,000 was recognized as a loss on convertible note and charged to interest expense.

During the year ended March 31, 2026 and 2025, interest expense of $131,812 (including $54,200 loss on convertible notes charged to interest expense as described above) and $316,123 (including $265,000 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. As of March 31, 2026 and March 31, 2025, accrued interest payable on convertible notes was $159,845 and $82,233, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2026 and 2025, the Company incurred $40,424 and $8,795 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company, respectively. During the year ended March 31, 2026 and 2025, the Company received advancement of $30,303 from the Director and made repayment of $7,093 to the Director, respectively. As of March 31, 2026 and March 31, 2025, the amount due to the director and COO of the Company was $36,188 and $6,132, respectively.

As of March 31, 2026 and March 31, 2025, there was $86,533 and $56,476 due to the current directors of the Company, respectively.

NOTE 11 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

 As of March 31, 2026 and March 31, 2025, the issued and outstanding common stock was 37,175,808 shares.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2026 and 2025, are as follows:

	March 31,	March 31,
	2026	2025
Net operating loss carryforward	$(2,203,704)	$(1,795,907)
Tax Rate	21%	21%
Deferred tax asset	(462,778)	(377,141)
Less: Valuation allowance	462,778	377,141
Deferred tax asset	$-	$-

As of March 31, 2026, the Company had approximately $2,200,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2046. NOLs generated in tax years prior to March 31, 2018, can be carried forward for twenty years, whereas NOLs generated after March 31, 2018 can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2026 are subject to review by the tax authorities.

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

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2026 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On April 14, 2026, the Company issued 1,299,282 common shares for the conversion of convertible note for principal amount of $276,717.

On May 21, 2026, the Company issued 1,210,228 common shares for the conversion of convertible note for principal amount of $250,482.

On June 1, 2026, the Company issued an aggregate of 967,111 common shares for the repayment of outstanding payable of $272,000 to a vendor.

On June 9, 2026, the Company entered into an Asset Purchase and Acquisition Agreement with Goldrange Resources Corp., a corporation incorporated under the laws of the Province of Ontario, Canada ("Goldrange"), pursuant to which the Company agreed to purchase a 49% undivided interest in Goldrange's rights in certain mining properties located in Tanzania, Africa. As consideration for such purchase, the Company agreed to issue to Goldrange 20,000,000 shares of the Company's common stock, par value $0.00001 per share. The Agreement contains customary representations and warranties, covenants, indemnification provisions, exclusivity obligations and termination provisions.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2026 and 2025 were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended March 31, 2026 and 2025.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2026. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company has inadequate segregation of duties and ineffective risk assessment, and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. This is caused by a very limited number of personnel.

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

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of June 29, 2026:

Name	Age	Position	Since
Meriesha Rennalls	42	Chief Operating Officer, President, Director and Secretary	September 2022
Meriesha Rennalls	42	Chief Executive Officer (Interim)	September 2022

(1)

Christopher McEachnie resigned his positions as Chief Executive Officer, Director and all other officer roles effective January 6, 2026. Upon his resignation, Meriesha Rennalls was appointed interim Chief Executive Officer and Director, while retaining her existing roles as Chief Operating Officer and Secretary.

Meriesha Rennalls - Ms. Rennalls has over 20 years of expertise across telecommunications, technology and digital operations. She is an experienced operational executive with broad-based knowledge gained across telephony carriers including KCOM, Verizon and BT/Openreach. Ms. Rennalls has extensive background in commercial infrastructure, AI-enabled operations, and digital platform development across B2B and B2C environments. She has served as Chief Operating Officer of the Company since September 2022 and was appointed interim Chief Executive Officer and Director effective January 6, 2026.

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

Item 11. Executive Compensation

Executive compensation during the years ended March 31, 2026 was as follows:

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
						Plan	Compensa-	Other
				Stock	Option	Compensa-	tion	Compensa-
		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Christopher McEachnie (1) President	2025	-	-	-	-	-	-	-	-
CEO, CFO, Treasurer and Director	2026	-	-	-	-	-	-	-	-
Meriesha Rennalls, President	2025	-	-	-	-	-	-	-	-
COO, Secretary and Director	2026	-	-	-	-	-	-	-

(2)

Christopher McEachnie resigned his positions as Chief Executive Officer, Director and all other officer roles effective January 6, 2026. Upon his resignation, Meriesha Rennalls was appointed interim Chief Executive Officer and Director, while retaining her existing roles as Chief Operating Officer and Secretary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of June 30, 2026 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner	Number of Common Shares Beneficial Owned	Percent of Class
Noise Comms Limited (1) 32 Eyre Street, Sheffield, UK S3 8LT	19,349,000	31.90%
Gentleman's Craft Management Trust 30 N Gould St, Ste R, Sheridan WY 82801	12,500,000	20.61%

	31,849,000	52.51%

(1)	The COO and Director of the Company is the sole shareholder, COO and director of Noise Comms Ltd.

Item 13. Certain Relationships and Related Transactions Employee Benefit Plans

We have no employee benefit plans or stock option plans.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2026 and for fiscal year ended March 31, 2025 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2026	March 31, 2025
Audit Fees	$18,300	$18,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$18,300	$18,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June 2026.

CARO HOLDINGS INC.

By:	/s/ Meriesha Rennalls
Meriesha Rennalls
(Principal Executive Officer, Director)

In accordance with the requirements of the Securities and Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Meriesha Rennalls	Dated: July 15, 2026
Meriesha Rennalls
Principal Executive Officer, Director

