Form 10-Q
period 2026-06-30
Caro Holdings Inc.
filed 2026-08-14
CIK 1678105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 60,652,429 shares of common stock issued and outstanding as of August 5, 2026

PART I - FINANCIAL INFORMATION

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2026	2026
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$597	$1,023
Prepaid expense	-	1,250
Accounts receivable and other receivable	19,129	19,512
Promissory note receivable	62,410	62,410
Convertible note receivable	6,680	6,680
Interest receivable	11,175	9,987
Advance for mineral property interests	7,800,000	-
Deferred business acquisition cost	161,895	161,895
Total Current Assets	8,061,886	262,757

Software, net	165,860	175,074

TOTAL ASSETS	$8,227,746	$437,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$58,977	$202,155
Accrued interest payable	107,625	167,720
Due to related parties	92,711	86,533
Promissory notes payable	28,900	28,900
Convertible notes payable	770,500	1,501,000
Total Current Liabilities	1,058,713	1,986,308

TOTAL LIABILITIES	1,058,713	1,986,308

Stockholders' Equity (Deficit)
Preferred stock: 75,000,000 authorized; $0.00001 par value. No shares issued and outstanding	-	-
Common stock: 75,000,000 authorized; $0.00001 par value. 60,652,429 shares and 37,175,808 shares issued and outstanding, respectively	607	372
Additional paid in capital	9,670,822	679,491
Accumulated deficit	(2,478,922)	(2,203,704)
Accumulated other comprehensive loss	(23,474)	(24,636)
Total Stockholders' Equity (Deficit)	7,169,033	(1,548,477)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,227,746	$437,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2026	2025

Revenue	$990	$5,986
Less: Sales Return	(1,197)	-
Revenue, net	$(207)	$5,986

Operating Expenses
General and administration	$2,653	$6,487
Professional fees	43,540	7,213
Management consulting fees - related party	6,243	10,872
Amortization	9,214	9,214
Software and website development	99,890	400
Total operating expenses	161,540	34,186

Loss from operations	(161,747)	(28,200)

Other income (expense)
Interest expense	(23,304)	(34,463)
Interest income	1,189	1,037
Loss on settlement of accounts payable	(90,669)	-
Foreign exchange gain	(687)	25,316
Total other expense	(113,471)	(8,110)

Net loss before taxes	(275,218)	(36,310)
Provision for income taxes	-	-
Net loss	$(275,218)	$(36,310)

Other comprehensive income (loss)	1,162	(26,531)
Comprehensive Loss	(274,056)	(62,841)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	40,797,622	37,175,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

Three Months Ended June 30, 2026

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - March 31, 2026	37,175,808	$372	$679,491	$(2,203,704)	$(24,636)	$(1,548,477)
Issuance of common stock for note conversion	2,509,510	25	828,874	-	-	828,899
Issuance of common stock for settlement of accounts payable	967,111	10	362,657	-	-	362,667
Issuance of common stock as advance for mineral property interests	20,000,000	200	7,799,800	-	-	7,800,000
Other comprehensive income	-	-	-	-	1,162	1,162
Net loss	-	-	-	(275,218)	-	(275,218)
Balance - June 30, 2026	60,652,429	$607	$9,670,822	$(2,478,922)	$(23,474)	$7,169,033

Three Months Ended June 30, 2025

			Additional		Accumulated Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - March 31, 2025	37,175,808	$372	$679,491	$(1,795,907)	$(16,330)	$(1,132,374)
Other comprehensive loss	-	-	-	-	(26,531)	(26,531)
Net loss	-	-	-	(36,310)	-	(36,310)
Balance - June 30, 2025	37,175,808	$372	$679,491	$(1,832,217)	$(42,861)	$(1,195,215)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(275,218)	$(36,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,214	9,214
Loss on convertible notes	10,000	15,333
Loss on settlement of accounts payable	90,669	-
Changes in operating assets and liabilities:
Interest receivable	(1,188)	(1,037)
Other receivable	308	(3,394)
Prepaid expenses	1,250	-
Accounts payable and accrued liabilities	130,000	(13,647)
Accrued interest payable	13,304	19,130
Management salary payable	6,216	7,973
Net Cash Used in Operating Activities	(15,445)	(2,738)

Cash Flows from Investing Activities:
Advancement on promissory loan receivable	-	(2,400)
Net Cash Used in Investing Activities	-	(2,400)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	15,000	23,000
Net Cash Provided by Financing Activities	15,000	23,000

Effects on changes in foreign exchange rate	19	(27,388)

Net Changes in Cash	(426)	(9,524)
Cash, beginning of period	1,023	14,566
Cash, end of period	$597	$5,042

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Issuance of common stock for conversion of convertible note	$828,899	$-
Issuance of common stock as advance for mineral property interests	$7,800,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CARO HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 2 – GOING CONCERN UNCERTAINTY

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $2,478,922 and a net loss of $275,218 for the three months ended June 30, 2026. These factors among others raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2026 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 15, 2026.

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

	Three Months Ended
	June 30,
	2026	2025
Spot GBP: USD exchange rate	1.3246	1.3706
Average GBP: USD exchange rate	1.3427	1.3358

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

We follow ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions. (Note 11)

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

As of June 30, 2026, purchased software of $258,000 was capitalized and none of the costs associated with software development met the criteria for capitalization.

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

For the three months ended June 30, 2026 and 2025, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2026	2025
	(Shares)	(Shares)
Convertible notes payable	3,590,063	1,580,255

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

NOTE 4 – ADVANCE FOR MINERAL PROPRTY INTERESTS

On June 9, 2026, the Company entered into an Asset Purchase and Acquisition Agreement with Goldrange Resources Corp., a corporation incorporated under the laws of the Province of Ontario, Canada ("Goldrange"), pursuant to which the Company agreed to purchase a 49% undivided interest in Goldrange's rights in certain mining properties located in Tanzania, Africa. As consideration for such purchase, the Company agreed to issue to Goldrange 20,000,000 shares of the Company's common stock. The Agreement contains customary representations and warranties, covenants, indemnification provisions, exclusivity obligations and termination provisions. As of June 30, 2026, the completion of the acquisition is still subject to BCSC’s jurisdiction final approval. The acquisition is expected to be completed in August 2026.

On June 23, 2026, 20,000,000 shares of common stock valued at $7,800,000 were issued as advances for acquisition of 49% interest in the mineral property.

NOTE 5 – DEFERRED BUSINESS ACQUISITION COST

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

As of June 30, 2026, the business acquisition has not been completed. The acquisition is expected to be completed during the quarter ended September 30, 2026.

NOTE 6 – INTANGIBLE ASSETS PURCHASE

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

The software is amortized over estimated useful life of seven years following launch of the service commenced from the 4th quarter of fiscal year 2023 (three months ended March 31, 2024). During the three months ended June 30, 2026 and 2025, the amortization expense was $9,214 and $9,214, respectively. As of June 30, 2026 and March 31, 2026, the intangible asset was $165,860 and $175,074, respectively. Based on the carrying value of finite-lived intangible assets as of June 30, 2026, the amortization expense for the future years will be as follows:

Amortization
Year Ended March 31,	Expense
2027 (excluding three months ended June 30, 2026)	$27,643
2028	36,857
2029	36,857
2030	36,857
2031	27,646
$165,860

NOTE 7 – PROMISSORY NOTE RECEIVABLE

On March 20, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $15,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $5,000 in loan receivable to the unaffiliate. As of June 30, 2026 and March 31, 2026, the loan receivable was $11,000 and $11,000, respectively. As of June 30, 2026 and March 31, 2026, the loan interest receivable was $2,826 and $12,606, respectively.

On June 1, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $6,554 in loan receivable to the unaffiliate and made $3,100 repayment. During the year ended March 31, 2025, the Company issued $12,056 in loan receivable. As of June 30, 2026 and March 31, 2026, the loan receivable was $15,510 and $15,510, respectively. As of June 30, 2026 and. March 31, 2026, the loan interest receivable was $2,494 and $2,184, respectively.

On September 14, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $20,000. The loan bears interest at 8% per annum and has a six-month term. During the year ended March 31, 2024, the Company issued $20,000 in loan receivable to the unaffiliate. During the year ended March 31, 2026, the Company issued further 6,400 in loan receivable to the unaffiliate. As of June 30, 2026 and March 31, 2026, the loan receivable was $26,400 and $26,400, respectively. As of June 30, 2026 and March 31, 2026, the loan interest receivable was $4,752 and $4,074, respectively.

On November 30, 2023, the Company signed an agreement with an unaffiliated company for a loan receivable amount of up to $9,500. The loan is non-interest bearing and has a six-month term. During the year ended March 31, 2024, the Company issued $9,500 in loan receivable to the unaffiliate. As of June 30, 2026 and March 31, 2026, the loan receivable was $9,500 and $9,500, respectively.

As of June 30, 2026 and March 31, 2026, the total promissory loan receivable was $62,410 and $562,410 respectively. As of June 30, 2026 and March 31, 2026, total loan interest receivable was $10,072 and $9,017, respectively.

NOTE 8 – CONVERTIBLE NOTE RECEIVABLE

On March 14, 2024, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $5,000. The loan bears interest at 8% per annum and has a two-month term. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of $500,000 minus any outstanding debt at the time of conversion. As of June 30, 2026 and March 31, 2026, the total loan receivable was $5,000 and $5,000, respectively. As of June 30, 2026 and March 31, 2026, the loan interest receivable was $918 and $819, respectively.

On February 11, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount of $30,917. The loan bears interest at 8% per annum and expires on December 1, 2027. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company at a valuation of GBP3,000,000 minus any outstanding debt at the time of the conversion. On February 21, 2025, $30,917 of the loan was fully repaid. As of June 30, 2026 and March 31, 2026, the loan interest receivable was $68 and $68, respectively.

On July 1, 2025, the Company signed an agreement with an unaffiliated company for a convertible loan receivable amount up to of $10,000. The loan bears interest at 8% per annum and expires on December 1, 2026. The Company may convert the outstanding amount of the loan, including accrued interest, into shares of the unaffiliated company based on a pre-agreed valuation methodology adjusted for any outstanding debt at the time of the conversion. As of June 30, 2026 and March 31, 2026, the loan receivable was $1,679 and $1,679, respectively. As of June 30, 2026 and March 31, 2026, the loan interest receivable was $117 and $84, respectively.

As of June 30, 2026 and March 31, 2026, the total convertible loan receivable was $6,679 and $6,679, respectively. As of June 30, 2026 and March 31, 2026, the loan interest receivable was $1,103 and $970, respectively.

NOTE 9 – PROMISSORY NOTES PAYABLE

On October 9, 2022, the Company issued a $25,000 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

On April 3, 2023, the Company issued a $3,900 promissory note to an unaffiliated party. The note bears interest at 8% per annum and matures in six months from the issuance date.

As of June 30, 2026 and March 31, 2026, the total promissory note payable was $28,900 and $28,900, respectively. As of June 30, 2026 and March 31, 2026, the accrued interest payable was $8,451 and $7,875, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2026 and March 31, 2026, the total principal balance of the convertible notes payable was $770,500 and $1,501,000, respectively.

	June 30,	March 31,
	2026	2026
November 2022	$110,000	$110,000
February 2023	83,333	83,333
April 2023	50,000	50,000
May 2023	33,333	33,333
July 2023	-	125,000
August 2023	-	38,333
September 2023	-	83,333
November 2023	-	62,167
December 2023	-	33,333
February 2024	-	40,000
March 2024	-	44,167
May 2024	-	16,667
June 2024	-	16,667
July 2024	-	16,667
August 2024	-	25,000
September 2024	-	49,167
October 2024	-	13,333
November 2024	83,333	100,000
December 2024	125,000	125,000
January 2025	58,333	233,333
March 2025	66,667	66,667
May 2025	20,000	20,000
June 2025	18,333	18,333
July 2025	36,667	36,667
September 2025	10,500	10,500
November 2025	25,000	25,000
January 2026	16,667	16,667
February 2026	8,333	8,333
May 2026	25,000	-
	$770,500	$1,501,000

The terms of the convertible notes are summarized as follows:

•	Bears interest at 10% per annum
•	Matures six months from the issuance date
•	Convertible at 60% of the average VWAP of the Company’s’ stock during the previous 15 trading days prior to conversion

During the three months ended June 30, 2026, note principal amount of $755,500 (including note premium of $301,700) and accrued interest of $73,399 were converted to 2,509,510 shares of common stock.

During the three months ended June 30, 2026 and 2025, debt premium of $10,000 and $15,333 was recognized as a loss on convertible note and charged to interest expense.

During the three months ended June 30, 2026 and 2025, interest expense of $22,727 (including $10,000 loss on convertible notes charged to interest expense as described above) and $33,887 (including $15,333 loss on convertible notes charged to interest expense as described above) was incurred on convertible notes, respectively. As of June 30, 2026 and March 31, 2026, accrued interest payable on convertible notes was $99,174 and $159,845, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2026 and 2025, the Company incurred $6,243 and $810,872 management consulting fees to the director and Chief Operating Officer (“COO”) of the Company, respectively. As of June 30, 2026 and March 31, 2026, the amount due to the director and COO of the Company was $62,366 and $36,188, respectively.

As of June 30, 2026 and March 31, 2026, there was $92,711, and $86,533 due to the current directors of the Company, respectively.

NOTE 12 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 75,000,000 shares at $0.00001 par value.

Common Stock

During the three months ended June 30, 2026, note principal amount of $755,500 (including note premium of $301,700) and accrued interest of $73,399 were converted to 2,509,510 shares of common stock.

During the three months ended June 30, 2026, 967,111 shares of common stock were issued for the settlement of account payable of $271,998, incurring loss on accounts payable settlement of $90,669.

During the three months ended June 30, 2026, 20,000,000 shares of common stock valued at $7,800,000 were issued as advances for acquisition of 49% interest in a mineral property. (Note 4)

As of June 30, 2026 and March 31, 2026, the issued and outstanding common stock was 37,175,808 shares.

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

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2026 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On July 10, 2026, the Company entered into an agreement to issue a convertible promissory note to an unaffiliate for an amount of $18,600 The convertible promissory note bears interest at 8% per annum and matures six months from the issuance date. The conversion price is 60% of the average VWAP of the Company’s stock during the previous 15 trading days prior to conversion.

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

On June 12, 2026, the Company entered into an Asset Purchase and Acquisition Agreement with Goldrange Resources Corp., a corporation incorporated under the laws of the Province of Ontario, Canada, pursuant to which the Company agreed to purchase a 49% undivided interest in Goldrange's rights in certain mining properties located in Tanzania, Africa, in consideration of 20,000,000 shares of the Company's common stock. Full details are set out in the Company's Current Report on Form 8-K filed June 12, 2026.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,		Change	Change
	2026	2025	Amount	Percentage
Revenue, net	$(207)	$5,986	$(6,193)	-103%
Operating expenses	161,540	34,186	127,354	373%
Loss from operations	(161,747)	(28,200)	(133,547)	474%
Other expenses	(113,471)	(8,110)	(105,361)	1299%
Net Loss	$(275,218)	$(36,310)	$(238,908)	658%

Net loss increased from $36,310 for the three months ended June 30, 2025 to $275,218 for the three months ended June 30, 2026 due to the decrease in net revenue, operating expenses and other expenses.

During the three months ended June 30, 2026 and 2025, we incurred net credit revenue of $(207) and generated $5,986 in revenue, respectively.

Operating expenses increased from $34,186 for the three months ended June 30, 2025 to $161,540 for the three months ended June 30, 2026 mainly due to the increase in software development and professional fees.

Other expenses increased from $8,110 for the three months ended June 30, 2025 to $113,471 for the three months ended June 30, 2026 mainly due to loss on settlement of accounts payable of $90,669.

Liquidity and Financial Condition

Working Capital (Deficiency)

	June 30, 2026	March 31, 2026
Current Assets	$8,061,886	$262,757
Current Liabilities	1,058,713	1,986,308
Working Capital (Deficiency)	$7,003,173	$(1,723,551)

Cash Flows

	Three Months Ended
	June 30,
	2026	2025
Cash used in Operating Activities	$(15,445)	$(2,738)
Cash used in Investing Activities	-	(2,400)
Cash provided by Financing Activities	15,000	23,000
Effects on changes in foreign exchange rate	19	(27,388)
Net changes in cash during period	$(426)	$(9,524)

Our total current assets as of June 30, 2026 were $8,061,866 compared to total current assets of $262,757 as of March 31, 2026. The increase was primarily due to increase in advance for mineral property interest of $7,800,000 recorded during the three months ended June 30, 2026.

Our total current liabilities as of June 30, 2026 were $1,058,713 as compared to total current liabilities of $1,986,308 as of March 31, 2026. The increase was attributed to the increase in convertible notes and accrued interest payable.

Working capital was $7,003,173 as of June 30, 2026 as compared to working capital deficiency of $1,723,551 as of March 31, 2026 mainly due to increase in advance for mineral property interest of $7,800,000 recorded during the three months ended June 30, 2026.

Operating Activities

For the three months ended June 30, 2026, net cash used in operating activities was $15,445 related to our net loss of $275,218, reduced by amortization of $9,214, loss on convertible notes of $10,000 and loss on settlement of accounts payable of $90,669 and changes in operating assets and liabilities of $149,890.

For the three months ended June 30, 2026, net cash used in operating activities was $2,738 related to our net loss of $36,310, reduced by amortization of $9,214 and loss on convertible notes of $15,333 and changes in operating assets and liabilities of $9,025.

Investing Activities

For the three months ended June 30, 2026, there were no net cash used in investing activities.

For the three months ended June 30, 2025, net cash used in investing activities was $2,400 from advancement on on promissory loan receivable.

Financing Activities

For the three months ended June 30, 2026 and 2025, net cash provided by financing activities was $15,000 and $23,000 from proceeds related to convertible notes, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, note principal amount of $755,500 and accrued interest of $73,399 were converted to 2,509,510 shares of common stock.

During the three months ended June 30, 2026, 967,111 shares of common stock were issued for the settlement of account payable of $271,998, incurring loss on accounts payable settlement of $90,669.

During the three months ended June 30, 2026, 20,000,000 shares of common stock valued at $7,800,000 were issued as advances for acquisition of 49% interest in a mineral property.

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

CARO HOLDINGS INC.
(Registrant)

Dated: August 14, 2026	/s/ Meriesha Rennalls
Meriesha Rennalls Chief Executive Officer (Principal Executive Officer)

